Form 10QSB
period 1999-11-30
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2000-06-23
CIK 1074075

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from______________ to _____________

                   Commission file number 000-30276

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
              (Exact Name of Small Business Issuer in its Charter)

                  NEW YORK                              11-3377469
       (State or other jurisdiction                  (I.R.S. Employer
       incorporated or organization)                Identification No.)

                 125 Michael Drive, Suite 101, Syosset, NY 11791
                    (Address of principal executive offices)

                                 (516) 921-7288
                           (Issuer's Telephone Number)

   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

As of November 30, 1999 there were 15,881,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
                  Yes_____                     No__X__

                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

              Balance Sheets - November 30, 1999 and 1998

              Statement of Changes in Stockholders' Equity - For the Period
                 March 7, 1997 (inception) to November 30, 1999

              Statements of Operations and Retained Earnings (Defecit) -
                 Three Months ended November 30, 1998 and 1999 and Nine Months ended November 30, 1998 and 1999

              Statements of Cash Flows - Nine Months ended November 30, 1999 and 1998

              Notes to Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Part II - Other Information

     Item 2 - Recent Sales of Unregistered Securities

     Item 6 - Exhibits and reports on Form 8-K

              Index of Exhibits

              Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

Signatures

Exhibit 27 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.


                                                   (A Development Stage Company)



                                     ===========================================

                                                            Financial Statements

                                                      November 30, 1999 and 1998

                                                              ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                            (A Development Stage Company)

                                                                                            BALANCE SHEET

                                                                                             November 30,

=========================================================================================================
                                                                                   1999              1998
ASSETS

Current Assets
     Cash                                                                  $      4,384      $    104,944
     Accounts Receivable - Trade                                                 31,132                 0
     Deferred Offering Costs                                                      2,450             7,500
     Inventory                                                                   24,034                 0
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                             62,000           112,444
---------------------------------------------------------------------------------------------------------
Property and Equipment
     Site Development                                                            77,466            77,466
     Office Equipment                                                             7,824             5,300
     Accumulated Depreciation, Amortization                                      (5,903)              (88)
---------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                     79,387            82,678
---------------------------------------------------------------------------------------------------------
Other Assets
     Deposits                                                                    13,507                 0
     Security Deposits                                                           24,712            24,712
---------------------------------------------------------------------------------------------------------
Total Other Assets
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                               $    179,606      $    219,834
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                                      $    147,694      $     35,065
     Accrued Salary                                                             150,333           158,333
     Payroll Taxes Payable                                                       32,376             4,564
     Loan Payable                                                                81,467            22,555
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                       411,870           220,517
---------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,881,000 and 13,881,000 Issued and Outstanding                           35,220            15,220
     Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
      Value; 20,000 Shares Issued                                                   200               200
     Paid-in Capital - Common                                                   224,650           169,650
     Paid-in Capital - Preferred                                                200,033           200,033
     Deficit Accumulated During Development Stage                              (692,367)         (385,786)
---------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    179,606      $    219,834
=========================================================================================================

                                                                        ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                      (A Development Stage Company)

                                                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      For the Period March 7, 1997 (inception) to November 30, 1999

===================================================================================================================
                                                                                                          Accum-
                                      Preferred     Stock         Common         Stock     Paid-in        ulated
                                       Shares       Amount        Shares         Amount    Capital        Deficit
-------------------------------------------------------------------------------------------------------------------
Balance - March 7, 1997
 (inception)                                 0      $    0               0     $     0     $      0      $       0

Sale of Stock                                                          100      10,000                           0

Loss for Period                                                                                           (224,246)
-------------------------------------------------------------------------------------------------------------------

Balance - February 28, 1998                  0           0             100      10,000            0       (224,246)

Amendment to Certificate of
 Incorporation - Stock Split                                    13,358,900      10,000            0              0

Conversion of Loan to
 Preferred Stock                        20,000         200                                  200,033              0

Sale of Stock                                                      522,000       5,220      169,650              0

Loss for Nine Months Ended
 November 30, 1998                                                                                        (161,540)
-------------------------------------------------------------------------------------------------------------------

Balance - November 30, 1998             20,000         200      13,881,000      15,220      369,683       (385,786)

Stock Issued for Professional
 Fees                                                            2,000,000      20,000       55,000              0

Loss for the Year Ended
 November 30, 1999                                                                                        (306,581)
-------------------------------------------------------------------------------------------------------------------

Balance - November 30, 1999             20,000      $  200      15,881,000     $35,220     $424,683       (692,367)
===================================================================================================================

                                                                ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                              (A Development Stage Company)

                                                   STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

===========================================================================================================
                                                                                                March 7,
                                             For the                      For the                 1997
                                        Three Months Ended           Nine Months Ended        (inception)
                                        ------------------           -----------------             to
                                       November     November       November     November        November
                                       30, 1998     30, 1999       30, 1998     30, 1999        30, 1999
-----------------------------------------------------------------------------------------------------------
REVENUES
     Sales                             $       0    $  10,197      $       0      $  49,025      $  49,025
-----------------------------------------------------------------------------------------------------------
COST OF SALES
     Beginning Inventory                       0            0              0              0              0
     Bottling Units                            0       31,598              0         51,521         56,956
     Site Expense                              0          616          2,500          2,389          2,389
     Rent - Site                           7,500        7,500         10,000         20,000         37,500
     Salaries                                  0            0              0              0         45,675
     Amortization                              0        4,385              0          4,385          4,385
     Less:  Ending Inventory                   0      (24,034)             0        (24,034)       (24,034)
-----------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                        7,500       20,065         12,500         54,261       (122,871)
-----------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                       (7,500)      (9,868)       (12,500)        (5,286)       (73,846)
-----------------------------------------------------------------------------------------------------------
EXPENSES
     Officer's Salary                     75,000       31,000         75,000         75,000        258,333
     Consulting, Professional Fees        54,075       24,000         55,725         78,690        160,235
     Commissions                               0          900              0            900            900
     Office Rent, Expenses                12,762       15,769         20,355         50,532         98,822
     Taxes                                     0        1,836            535          2,295          6,555
     Insurance                               250            0            250              0          7,153
     Travel, Auto Expense                      0        1,532              0          5,579         17,784
     Equipment Rental                          0            0              0              0          8,399
     Supplies, Miscellaneous                   0            0              0              0          6,496
     Depreciation                              0       (2,191)             0          1,174          1,519
-----------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                           142,087       72,846        151,865        214,170        566,196
-----------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
     Rent Income                           2,825       12,250          2,825         17,550         22,675
     Startup Costs                             0      (75,000)             0        (75,000)       (75,000)
-----------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME
 (EXPENSES)                                2,825      (62,750)        (2,825)       (57,450)       (52,325)
-----------------------------------------------------------------------------------------------------------
NET (LOSS)                              (146,762)    (145,464)      (161,540)      (276,856)      (692,367)
-----------------------------------------------------------------------------------------------------------

                                                                 ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                               (A Development Stage Company)

                                                    STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                                                                 (Continued)

============================================================================================================
                                                                                                   March 7,
                                                                                                    1997
                                        September    September      March 1,       March 1,       (inception)
                                        1, 1998 to   1, 1999 to     1998 to        1999 to            to
                                        November     November       November       November        November
                                        30, 1998     30, 1999       30, 1998       30, 1999        30, 1999
------------------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED
 DURING DEVELOPMENT
 STAGE - Begin                          $(239,024)   $(546,903)     $(224,246)     $(415,511)             $0

DEFICIT ACCUMULATED
 DURING DEVELOPMENT
 STAGE - End                             (385,786)    (692,367)     $(385,786)     $(692,367)      $(692,367)
------------------------------------------------------------------------------------------------------------
(LOSS) PER SHARE - Basic                    $(.03)       $(.04)         $(.03)         $(.05)          $(.05)

(LOSS) PER SHARE - Diluted                  $(.03)       $(.04)         $(.03)         $(.05)          $(.05)
------------------------------------------------------------------------------------------------------------
SHARES USED IN PER
 SHARE CALCULATION -
 Basic                                 13,881,000   15,881,000     13,881,000     14,192,333      14,192,333
SHARES USED IN PER
 SHARE CALCULATION -
 Diluted                               13,981,000   15,981,000     13,981,000     14,292,333      14,292,333
============================================================================================================

                                                                ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                              (A Development Stage Company)

                                                                                   STATEMENTS OF CASH FLOWS

============================================================================================================
                                                                                              March 7, 1997
                                                           March 1, 1998     March 1, 1999   (inception) to
                                                            November 30       to November      November 30,
                                                             30, 1998          30, 1999            1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                              $    (161,540)    $    (276,856)  $   (692,367)
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
       Depreciation and Amortization                                  88             5,558          5,903
       Increase in Accounts Receivable                                             (31,132)       (31,132)
       Increase in Inventory                                                       (24,034)       (24,034)
       Increase in Accrued Expense                                75,000             7,000        150,333
       Increase in Deferred Offering Costs                                          (2,450)        (2,450)
       (Decrease) Increase in Accounts Payable                       (65)          147,694        147,694
       Increase in Payroll Taxes Payable                           4,564            26,429         32,376
------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                                            (81,823)         (147,791)      (413,677)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Site Development                                            (17,296)                0        (77,466)
     Purchase of Office Equipment                                 (5,300)                0         (7,824)
     Increase in Security Deposits                                (4,712)                0        (24,712)
     Deposits for Acquisition                                          0           (13,507)       (13,507)
------------------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING
 ACTIVITIES                                                      (27,308)          (13,507)      (123,509)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM BY FINANCING ACTIVITIES
     Issuance of Preferred Stock                                       0                 0        200,233
     Increase in Loan Payable                                     38,663            81,125         81,467
     Sale of Common Stock                                        174,870            75,000        259,870
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                      213,533           156,125        541,570
------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                  104,402            (5,173)         4,384

CASH - Beginning                                                     542             9,557              0
------------------------------------------------------------------------------------------------------------
CASH - Ending                                              $     104,944     $       4,384   $      4,384
------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

     Conversion of Loan Payable to Preferred Stock         $                 $           0   $    200,233
     Stock Issued for Professional Fees                    $                 $      75,000   $     75,000
============================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 1 - ORGANIZATION

         Adirondack Pure Springs Mt. Water Co., Inc. (the Company) is a New York corporation established March, 1997. It was formed to extract, distribute and contract private label mountain water from a stream and spring fed reservoir in both bulk and bottled forms in the northeastern United States. The Company plans to bottle its drinking water at the source near the village of Lake George, New York. The Company has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides exclusive rights to four water sources, as well as five acres of property to build a 50,000 square foot bottling plant. The Company's primary water source flows into a protected, natural mountain and spring reservoir at a minimum rate of 560,000 gallons per day of high quality, natural and mountain spring water. This reservoir is located 2,700 feet up a mountain from the proposed bottling plant site.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Property and Equipment - Property and equipment are recorded at cost when acquired. Improvements that significantly add to the productive capacity or extend the useful life of the related asset are capitalized. Site development costs will be amortized over the lesser of the life of the lease or asset. Office equipment will be depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense in the period incurred.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes - The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws that are in effect.

         Method of Accounting - The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred. Income is considered earned when products are shipped, at which time customers are billed and revenue is recognized.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounts Receivable - Management considers all accounts receivable to be collectible. Therefore, no allowance for bad debts has been included in the statements.

         Impairment of Long-Lived Assets - Long-lived assets (i.e., property , plant and equipment) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related asset.

         Earnings per Share - Effective for the year ended February 28, 1998, the Company adopted Statement of Financial Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaces prior earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         Inventory - The Company reports inventory at the lower of cost or market value using the first-in, first-out method. Inventory consists of bottles and packaging materials. Inventory is decreased based on the number of units bottled per customer orders.

         Incentive Stock Options - The Company adopted its stock incentive plan on July 1, 1998. The Plan enables the company to grant incentive stock options, nonqualified options and stock appreciation rights for up to
         1.5 million shares of the Company's common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         For financial statement purposes, compensation expense would be recorded only if the options were issued below fair value. As of the date of these financial statements, no options had been issued under the stock incentive plan and no compensation expense is recorded. Outside of the stock incentive plan, in conjunction with the offering of the Company's stock referenced in Note 5, the Company issued options as compensation to legal counsel for 100,000 shares of common stock at $0.20 per share. This value was agreed upon between counsel and management. No compensation expense is recorded because this value was determined to approximate fair value on the date options were issued. See also Note 11.

NOTE 3 - LOAN PAYABLE

         At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock (see also Note 6). The balance represents additional advances during the current three-month period and are non-interest bearing.

NOTE 4 - INCOME TAXES

         No provision for income taxes is required as the Company has incurred losses during its development stage. These losses are available to offset taxable years in the future. The losses will be available until 2017 and 2018, respectively.

NOTE 5 - COMMON STOCK

         The Company's Certificate of Incorporation provided for 200 shares of common stock, no par value. On August 5, 1998, the shareholders amended the Certificate of Incorporation. The Company is now authorized for 40,000,000 shares of common stock, $.01 par value. Consequently, the initial shareholders were given a 133,590 for one stock split.

         Also, during 1998, the Company entered into an offering of 2,000,000 shares of common stock at an offering price of $.50 per share. Under this offering 522,000 shares were issued.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 6 - PREFERRED STOCK

         In August, 1998, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of undesignated preferred stock with a $.01 par value. The Board of Directors is authorized to issue preferred stock in one or more series with varying designations, preferences or other special rights.

         The Board has issued 20,000 shares of Series A redeemable preferred stock, par value $.01 per share. Series A redeemable preferred stock shall contain preferential liquidation rights in the amount of $200,233 but is not entitled to dividends or voting rights, except as to matters which may adversely affect the rights of the Series A redeemable preferred stock or as otherwise required by law. Redemption of this stock, at the Company's option, could start January 1, 2001 through payments of up to 20% of the Company's pre-tax profit.

NOTE 7 - COMMITMENTS, CONTINGENCIES

         The Company has been approved for a bond offering loan of four million six hundred and twenty-five thousand dollars ($4,625,000) by the Counties of Warren and Washington Industrial Development Agency for the purpose of constructing an up to 50,000 square foot bottling plant. The Company has until July 31, 2000 to begin the bond offering.

         Properties - The Company has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides rights to four
         (4) pure water sources, as well as five (5) acres of property for construction of an up to a 50,000 square foot bottling plant. The lease term for the water source is for five (5) years expiring May 2002 with two five (5) year renewal options. If the plant is constructed, the lease term extends to 2029. At the termination of the lease, all improvements become the property of the Village. Initial base rent for water $.001 per gallon with a minimum $30,000 commencing in the second year of the lease.

         The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003.

         Minimum annual rentals for the year ending:

                  November 30, 2000           $ 88,842
                  November 30, 2001             89,132
                  November 30, 2002             75,126
                  November 30, 2003             37,743
                  November 30, 2004              8,712
                                              --------
                                              $299,555
                                              --------

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 7 - COMMITMENTS, CONTINGENCIES (Continued)

         The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years at a salary of $100,000 per year. The Company has to entered into a verbal employment agreement with Douglas Auer, its Project Manager, for a term of three years at a salary of $32,500 per year. Mr. Auer's contract will take effect upon construction of the bottling plant referenced above; therefore, no compensation to Mr. Auer has been recorded in these financial statements.

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                For the Three Months Ended          For the Nine Months Ended         March 7, 1997
                                --------------------------          -------------------------          (inception)
                                November          November          November         November        to November 30,
                                30, 1998          30, 1999          30, 1998         30, 1999             1999
         -------------------- ----------------- ----------------- ---------------- ----------------- ----------------
         Compensation            $75,000           $31,000           $75,000          $75,000           $258,333
         recorded
         Compensation             14,000            24,000            14,000           68,000            108,333
         paid
         Compensation             61,000             7,000            61,000            7,000            150,333
         deferred

         Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

         December 1, 1999 - February 29, 2000                 $  25,000
         March 1, 2000 - February 28, 2001                      100,000
         March 1, 2001 - February 28, 2002                      100,000
         March 1, 2002 - April 30, 2002                          16,667
                                                              ---------



NOTE 8 - RENTAL INCOME

         The Company has negotiated with a subtenant for a two-year sublease beginning August 1, 1999 with rent at $24,000 for Year 1 and $25,200 for Year 2. There is a two-year renewal option.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement with CES Consulting Co., Inc. (CES). The agreement is for five (5) years beginning December 31, 1997 at an annual cost of $100,000 per year.

         The Company has entered into a business consulting agreement with Madison Venture Capital II, Inc. (Madison), of which two shareholders of the Company are principals. The agreement began on October 1, 1998. The agreement is for a period of 5 years at the rate of $2,000 per month. Services specified in the agreement have not been performed; therefore, the parties have agreed that no fees are due to Madison until such time as the parties agree that services will commence and payments will accrue.

NOTE 10 - SUBSEQUENT EVENTS

         Acquisition - The Company has negotiated to acquire 51% of Creative Beverages of Canada, a Canadian corporation. The negotiations include an option to acquire the remaining 49% within three (3) years. Creative Beverages has current clients and is a marketing company that holds certain trademarks and licenses. The cost of this acquisition is estimated at $35,000. The Company has expended $13,507 on this project.

         Marketing - The Company is negotiating with Leisure Concepts, Inc. for two license agreements for supplying bottled water for World Championship Wrestling and Pokemon. The fee arrangement has not been completed, but management feels that the fee will be 12%.

         The Company is negotiating a five (5) year licensing agreement with Met-Rx USA-Source/One for the sale of its water, for a fee of 5% of gross sales. The Company is also negotiating a joint marketing agreement with the Met-RX for the Company's Aviva Springs labeled water.

         The Company is awaiting completion of negotiations with Goebel Marketing and Sales (Goebel) for a marketing and sales agreement. Goebel will provide the marketing and sales of the Company's Aviva brand of water. Goebel will receive a commission of 5% of gross sales of private labels, including Met-Rx.

         Sales - The Company has negotiated an exclusive agreement with Conca D'Oro Importers of Woodside, New York whereas the Company will act as the exclusive provider for CDI for its private label water products. The agreement's term is June 4, 1999 to December 3, 2000.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 10 - SUBSEQUENT EVENTS (Continued)

         Conca D'Oro committed to the purchase of 500,000 bottles at $5.45 per case. This contract is renewable at Conca D'Oro's option in increments of 250,000 bottles at a price to be determined at the time any renewal is requested, for a period of one year after expiration of the original agreement. Conca D'Oro must compensate the company for any units not purchased under the minimum commitment.

         The Company is negotiating a sales agreement with Nutrition Club Stores
         (NCS) for the national distribution of its water to local gyms.

         Distribution - The Company entered into a distribution agreement on June 4, 1999. The agreement extends until December 31, 2009. Under the terms of the agreement, the Company will pay the distributor $1.25 per case of the products delivered to the retailer. The distributor agrees that during the term hereof it will not carry or distribute bottled water other than the products.

         The Company's labeled water has been named the official water for 1999 for the Ms. Olympia and Ms. Olympia Fitness contest by the International Federation of Body Builders.

         Private Placement - The Company has signed a letter of intent concerning an underwriting agreement with First Madison Securities to effectuate a public offering of its securities (the "Offering") and a private placement. Management originally intended to raise $1,500,000 pursuant to this placement, but currently expects to raise $1,305,000. This private placement is currently in process. It is anticipated that the Offering will consist of the sale by the Company of a $4,625,000 Industrial Development bond, and/or a "best efforts" equity offering of up to five million dollars ($5,000,000) . Provided all units being offered are sold within the Offering period, the Company shall issue and sell at the closing of the proposed underwriting, to the Underwriter warrants to purchase from the Company one (1) unit for every ten (10) units sold (the "Underwriter's Warrants") in the offering at a price of $.001 per warrant. The Underwriter's Warrants will be exercisable at 150% of the Offering price for a period of two
         (2) years commencing one year from the date of the prospectus.

         The Company has an agreement (dated June 2, 1999) for the services of MRK Enterprises, Inc. for the preparation of the offering memorandum, printing costs, filing of 15(c)2-11 and Form 10 with the SEC for 2,000,000 common shares.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               November 30, 1999
================================================================================

NOTE 11 - STOCK OPTIONS

         Options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. As of November 30, the status of these options was as follows:

                                                          1999                              1998
                                                          ----                              ----
                                             Number of    Option Price per     Number       Option Price per
                                              Shares           Share           of Shares         Share
         ---------------------------------------------------------------------------------------------------
         Options outstanding at
         beginning of quarter                  100,000          $0.20            100,000        $0.20
         Options granted during the
         quarter                                     0                                 0
         Options outstanding and
         exercisable at end of quarter         100,000          $0.20            100,000        $0.20

         None of the options granted by the company were exercised, forfeited or expired during the quarters ended November 30, 1999 or 1998.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          125 MICHAEL DRIVE, SUITE 101
                             SYOSSET, NEW YORK 11791

In accordance with Item 310(b) of Regulation S-B, it is the opinion of management that all adjustments necessary in order to make the financial statements not misleading have been made.

Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Introduction

Adirondack Pure Springs Mt. Water Co., Inc. was founded to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. Once we raise sufficient funds to construct a bottling facility, we plan to bottle our drinking water at the source in the Incorporated Village of Lake George, New York. However, there can be no assurance such facility will be completed.

Until construction of our bottling facility, Adirondack will continue to utilize independent bottlers to produce its products. Adirondack has a preliminary agreement for the authorization of tax-exempt industrial development bonds in the principal amount of up to $4,650,000 with the Counties of Warren and Washington Industrial Development Agency, which offering is subject to several conditions. The proceeds of such bond offering will be utilized to construct a facility on land the company has leased from the Village of Lake George, and will have a capacity for up to three production lines. As per the terms of this agreement, Adirondack is obligated to retain an underwriter for the bond offering and to build its planned facility with the offering proceeds. Adirondack is permitted to build a facility up to 50,000 square feet. In return, the counties of Warren and Washington's Industrial Development Agency will loan Adirondack $4,650,000. Adirondack intends to issue the bonds once it has retained an underwriter for such offering. There can be no assurance such bond offering will be completed.

Adirondack currently produces water for the following private label brands:
Siena Springs and Ciro. These brands are sold throughout the Northeast in grocery and convenience stores, as sold by the clients, Jetro/Restaurant Depot and Conca D'Oro Importers and Distributors, respectively. Adirondack utilizes a contract bottler for the bottling of Siena Spring and Ciro Water. Adirondack intends to file for the Siena trademark. In June 1999, Adirondack entered into a contract with Conca D'Oro Importers and Distributors which owns the Ciro brand. Production of Ciro water commenced in August 1999. In May 1999, Adirondack commenced production of Siena Springs water as per purchase orders issued by Jetro/Restaurant Depot.

Since August 1999, Adirondack has been producing water for its own proprietary brand, AVIVA SPRINGS. Adirondack sells AVIVA SPRINGS to wholesalers, distributors and end users throughout the Northeast. AVIVA is also sold in several health club chains in the Northeast. AVIVA SPRINGS is sold primarily in
16.9 ounce size bottles.

Adirondack is currently negotiating with, and expects to enter into a joint marketing agreement with MET-Rx, U.S.A., Inc., a manufacturer of meal replacement bars and shakes and body building supplements. As of the date hereof, no agreement has been executed between the two parties.

Adirondack will acquire 51% of Creative Beverages of Canada, a Canadian corporation and have an option to acquire the remaining 49% within three (3) years. Adirondack funded this acquisition through sales revenues and proceeds of a private placement offering which was commenced in October, 1999 and is currently ongoing. Creative Beverages has current private label clients, including Tree of Life/Gourmet Award Natural Food and Beverage Distribution Company, and is a marketing company that holds certain trademarks and license for the brand name MAX O2. The cost of this acquisition is estimated at $35,000.

Adirondack is also negotiating with several marketing companies for the rights to license trade and brand names for bottled water products. Adirondack is negotiating with Leisure Concepts Inc. for the right to bottle water under licensed brands World Championship Wrestling and Pokemon, and with Met-Rx USA for the rights to bottle water under its Source/One Brand of nutrition supplements. Adirondack has signed an agreement with Goebel Marketing and Sales with regard to

Goebel providing the marketing and sales of Adirondack's products, including the AVIVA SPRINGS brand of water, to certain retail clients.

On June 4, 1999, Adirondack entered into a distribution agreement with GPR Trucking, Inc. pursuant to which GPR will distribute Adirondack's AVIVA SPRINGS and Adirondack products, and will not distribute water products other than Adirondack brands.

In October 1999, Adirondack commenced a private offering of its securities in which 750,000 units were offered at $2.00 per unit. To date, $100,000 has been raised in such offering which is still ongoing. Further, Adirondack intends to engage in an offering of industrial development bonds to raise up to $4,625,00. Unless at least $ 2,000,000 is raised, Adirondack will be unable to build its proposed bottling plant which will keep it dependent on outside bottlers. Adirondack believes it will be able to satisfy its cash requirements for the next three to four months without raising additional funds. Failure to raise a minimum of $ 500,000 over the next twelve months will prevent Adirondack from adequately marketing its product and services, and will have a materially adverse effect on Adirondack. Adirondack intends to hire approximately five salespeople within the next twelve months. Such salespeople will work on a commission bases. Adirondack, through its president, David Sackler, retained MRK Enterprises, Inc. to assist Adirondack in obtaining a broker-dealer to serve as a market maker for Adirondack's securities. MRK Enterprises Inc. contacted Joel Schonfeld, Esq., of Schonfeld & Weinstein, L.L.P., special counsel to Adirondack, who contacted Citadel Securities Corp., Freeport New York, requesting that Citadel file a Form 15c2-11 on behalf of Adirondack, and act as a market maker for Adirondack's securities. No financial arrangements have been made between Adirondack and Citadel Securities Corp. Citadel Securities Corp. is not a shareholder of Adirondack. Adirondack has issued 2,000,000 shares of common stock to MRK Enterprises, Inc. for its assistance with this Form 10-SB and obtaining a market maker for Adirondack's securities. Adirondack has not contacted other broker-dealers regarding a future trading market for Adirondack's securities.

The Company has an accumulated deficit of $692,367 as of November 30, 1999.

Results of operations

For the periods ended November 30, 1999 and November 30, 1998

Net Sales. Net sales were $10,197 for the quarter ended November 30, 1999; for the quarter ended November 30, 1998 next sales were $-0- as the Company had not commenced operations at that time.

Year to date net sales of $49,025 for the nine months ended November 30, 1999 compared to $-0- in net sales for the same period in 1998, again because the Company had not commenced operations as of November 30, 1998.

Gross Profit. The gross profit (loss) of $(9,868) for the quarter ended November 30, 1999 represented a gross profit (loss) margin of (97)%. Gross profit (loss) margin for the corresponding period in 1998 is not calculable, since there were no sales during that period.

Expenses. General and administrative expenses for the quarter ended November 30, 1999 were $72,846, a decrease of $69,241 or 49% when compared to $142,087 for the corresponding quarter in 1998. The decrease between the two periods relates to the Company's recognition of cumulative accrued officer's salary for the nine months ended November 30, 1998 in the third fiscal quarter of that year, as compared to recognition of only $31,000 in cumulative accrued officer's salary during the corresponding quarter in 1999. During the nine months ended November 30, 1999 officer's salary was recognized ratably over the year. In addition, consulting and professional fees incurred for the quarter ended November 30, 1999 were $24,000 as compared with $54,075 for the quarter ended November 30, 1998.

Other Income (Expenses). Other income for the quarter ended November 30, 1999 consisted of $12,250 in sublease income, an increase of $9,425 or 334% when compared to the corresponding quarter in 1998. Other expenses for the quarter ended November 30, 1999 included $75,000 in startup costs; no startup costs were expensed during the corresponding quarter of 1998.

Income Tax Expense. The Company had no income tax expense for the three and nine months ended November 30, 1999 or 1998 due to net losses incurred and the availability of operating loss carryforwards.

Net (Loss). The net loss of $145,464 for the quarter ended November 30, 1999 is $1,298 or 0.1% lower than the net loss for the quarter ended November 30, 1998. For the nine months ended November 30, 1999 the Company's net loss of $276,856 exceeded the net loss for the corresponding nine month period in 1998 by 71%, or $115,316. The increase in net loss results from expensing of startup costs, site rent and expenses incurred upon commencement of production, and increased administrative costs as the Company began operations.

Liquidity and Capital Resources.

The Company's net cash used by operating activities totaled $147,791 for the nine months ended November 30, 1999. In addition, during that period the Company made capital expenditures in the form of a deposit on the acquisition of Creative Beverages of Canada in the amount of $13,507. Cash to meet these expenditures was obtained from collected accounts receivable in the amount of $17,893, a related party in the amount of $81,125 and through the sale of common stock in the amount of $75,000.

The Company does not anticipate any additional fixed asset capital expenditures for the fiscal year ending February 29, 2000. Expenditures for the acquisition of Creative Beverages of Canada are anticipated to total $35,000. The Company expects to meet cash flow requirements through increased sales and deferral of expenses. The Company's President has agreed to a deferral of the payment of his accrued salary until such time as cash flow is able to pay his current salary after all other expenses. A portion of the Company's rent expense is covered through a sublease.

The Company anticipates being in full operations by the fourth quarter of the year 2000. It also intends to pursue the bond issuance to complete the bottling facility. At completion of the bond issue the Company will be reimbursed for facility costs incurred and previously paid by the Company.

Cautionary Statements.

The Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors. The Company has not reached full operational status and does not anticipate reaching that point until the fourth quarter of the year 2000.

PART II - OTHER INFORMATION


ITEM 2 Recent Sales of Unregistered Securities

Between August 4, 1998 and December 31, 1998, Adirondack engaged in a private offering of its securities pursuant to Rule 504 of Regulation D of the Securities Act of 1933, since the maximum amount to be raised pursuant to this offering was not more than one million dollars. In such offering, Adirondack offered for sale a minimum of 500,000 shares and a maximum of 2,000,000 shares of common stock at $.50 per share. The offering closed on December 31, 1998, with 522,000 shares sold to 29 shareholders.

In 1997, Adirondack issued 100 shares to 8 people for work, labor and services performed. This offering was conducted pursuant to Section 4(2) of the Securities Act. On August 5, 1998, Adirondack instituted a stock split (133,590:1). On October 18, 1999, Adirondack commenced a private offering of its securities pursuant to which 750,000 units were offered at $2.00 per unit. Each unit consists of one share of common stock and one common stock purchase warrant, exercisable at $3.00 and expiring October 18, 2001. To date, 50,000 shares were sold to approximately 10 people. This offering is ongoing. Adirondack relied on Rule 506 in this offering, since Adirondack expected to raise in excess of one million dollars from fewer than thirty-five investors. Additionally, Adirondack intended this offering to be limited to accredited investors. On June 2, 1999, Adirondack issued 2,000,000 shares to MRK Enterprises, Inc. for work, labor and services. Adirondack relied on Section 4(2) of the Act for this offering.

ITEM 6       Index to Exhibits

EXHIBIT NO.  DESCRIPTION OF EXHIBIT

27           Financial Data Schedule

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

Date:  June 22, 2000

David Sackler                                    By: /s/   David Sackler
PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                 EXHIBIT INDEX

EXHIBIT NO.             EXHIBIT DESCRIPTION

Exhibit 27        Financial Data Schedule