Form 10KSB40
period 2000-02-29
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2000-08-04
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the fiscal year ended February 29, 2000.

   [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from _____ to _____

                         Commission file number 0-30276

                   Adirondack Pure Springs Mt. Water Co., Inc.
                 (Name of small business issuer in its charter)

                  New York                              11-3377469
        (State or other jurisdiction                 (I.R.S. Employer
        incorporated or organization)               Identification No.)

                          125 Michael Drive, Suite 101
                             Syosset, New York 11791
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 921-7288

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Registrant's revenues for fiscal year ended February 29, 2000 were $36,645. The aggregate market value of the voting stock held by non-affiliated of the Registrant as of July 20, 2000 was approximately $1,286,000 based upon the last reported sale, which occurred in February, 2000. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

   The number of shares of the Registrant's Common Stock outstanding as of July 20, 2000 was 15,931,000.

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("Adirondack" "we" or "us") was organized on March 6, 1997. Adirondack was founded to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. Once we raise sufficient funds to construct a bottling facility, we plan to bottle our drinking water at the source in the Incorporated Village of Lake George, New York. However, there can be no assurance such facility will be completed.

Adirondack's business to date has focused on the still water segments of the bottled water market because of its quality natural mountain and spring water, the quantity of its available water and contributing market factors, including its central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.

We have targeted and will continue to target the market for private labeled bottled water, which allows us to sell our products without the expense of an advertising budget that is required to establish brand recognition and market identity. Private label bottled water, is water bottled by Adirondack under another company's brand name (i.e., Ciro for Conca D'Oro) or a brand name created and designed exclusively for use by an Adirondack client (i.e., Siena Springs for Jetro/Restaurant Depot). We are seeking to develop separate brand names for customers who desire a brand name and who would not otherwise distribute a private label bottled water. Adirondack intends to retain ownership of the trademark for each brand that it develops, although some exclusivity regarding use may be granted to the customers. Currently, Adirondack does not own the trademarks for any brand names used on an exclusive basis by its private label clients. Alternatively, we will bottle private label products for customers who seek to sell bottled water under their established brand name.

Additionally, we have developed our own proprietary brand of water, AVIVA SPRINGS, for which we have filed for a Trademark. Additionally, we have filed for a Trademark for an additional proprietary branded product called Adam's Ale, which is a bottled water product that is to be produced and sold at the end of 2000 or early 2001. Adirondack intends to market AVIVA SPRINGS through its established relationships with those distributors and end users that are interested in purchasing Adirondack's premium quality product, but do not have the interest or ability to properly market a private label of their own.

AVIVA SPRINGS sales will initially focus on the health and fitness field to offset the seasonality of sales generally attributed to the beverage and water industry in the northeast. The revenue/sales high point of the health and fitness season is the same time of year as the low revenue/sales point of the beverage season.

Until construction of our bottling facility, Adirondack will continue to utilize independent bottlers to produce its products. Adirondack has a preliminary agreement for the authorization of tax-exempt industrial development bonds in the principal amount of up to $4,650,000 with the Counties of Warren and Washington Industrial Development Agency, which offering is subject to several conditions. The proceeds of such bond offering will be utilized to construct a facility on land the company has leased from the Village of Lake George and will have a capacity for up to three production lines. As per the terms of this agreement, Adirondack is obligated to retain an underwriter for the bond offering and to build its planned facility with the offering proceeds. Adirondack is permitted to build a facility up to 50,000 square feet. In return, the counties of Warren and Washington's Industrial Development Agency will loan Adirondack $4,650,000. Adirondack intends to issue the bonds once it has retained an underwriter for such offering. There can be no assurance such bond offering will be completed.

Industry Overview and Factors That May Affect Future Results

According to the 1999 Beverage World Magazine Beverage Market Index, the Bottled Water market has grown in Wholesale Sales ($3.95 billion in 1997 to $4.33 billion in 1988), Retail Sales ($4.74 billion in 1997 to $5.2 billion in 1998) and Gallonage Volume or Consumption (3.43 billion in 1997 to 3.77 billion in 1998). Additionally, Bottled Water Gallonage or Consumption, in the convenient or PET size category grew by 27.8% over 1997 and increased its share of the New Age beverage market (i.e., Ready to Drink Teas, Sports Drinks, Fruit Beverages, etc.) to 34.5% of the entire New Age Market Segment. In the entire Beverage Market, Bottled Water gallonage grew by 10.1% over 1997 and as a category now comprises 12.2% of the entire Beverage Market Gallonage, behind only Soft Drinks (49%), Beer (19.4%) and Fruit Beverages (13.2%). Only 42.1% of the Bottled Water market is sold by the Top 10 Brands in the United States, leaving 57.9% of the market available to smaller companies and private label brands.

The bottled water market comprises three major segments: non-sparkling, sparkling and imported water.

* Non-sparkling or still water contains no carbonation and is consumed as an "alternative to tap water." Non-sparkling water is generally distributed directly to homes and offices, through retail outlets and through vending machines. Distinctions are often made among brands of on-sparkling water based on their source, level of mineral content and the method of purification (ozonation, distillation, deionization or reverse osmosis).

* Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field.

* Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers."

Adirondack currently participates, only in the non-sparkling or still water, market. Non-sparkling bottled water is distributed through commercial and home delivery, retail stores for on and off premises usage, on premises usage, institutional usage and vending machines. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, on-premise retail has the highest per gallon price, with off-the-shelf bottled water for off-premise use sold through retail channels, home delivery and, bulk water, having the next highest per gallon prices, respectively.

Adirondack believes that a significant constraint on the entry of newbrands is limited retail shelf space. Retailers have limited ability to display a variety of brands, despite the many different bottled water brands available. Most waters displayed are either regional brands, national brands and private labeled or store brands. Because of competition for available shelf space, food and beverage distributors, as well as retailers themselves, have realized the profit potential of private labeled water in addition to selling regional and national brand water. Subsequently, according to Beverage Aisle magazine, supermarket private label bottled waters outsell regional and national brands by 3 to 1 margin.

Water is sold through various channels, including:

    1.   Home delivery (1 to 5 gallons bottles)
    2.   Commercial and Office delivery (1 to 5 gallon bottles)
    3.   Off-Premises Retail (supermarkets, convenience stores and drug stores)
    4.   On-Premises Retail (restaurants)
    5.   Vending machines
    6.   Institutional Usage (hospitals, schools)
    7.   Bulk sales (domestic and international sales of potable water)

Off-Premises Retail (supermarkets, convenience store, drug store and similar outlets) comprises over 40% of bottled water sales.

The northeastern region is the second largest bottled water market (total gallonage) in the United States. The largest market is the western United States. Adirondack believes it will benefit from its location within a five hour drive of all of the major markets of the northeastern United States. Our water source is located approximately 40 miles from the Port of Albany, which facilitates transportation for any bulk and other sales abroad to be sent via ship. The filling station/bottling plant site is 100 yards from Route 9N, a local, paved major roadway, which connects, seven tenths (.7) of a mile away, to Interstate 87, a major northeast road artery. The proximity of the proposed plant to I-87 will facilitate access for all transport vehicles coming to and from the site. As of the date hereof, Adirondack has not yet begun construction of its plant, nor is there any guarantee that it will complete construction, once begun.

ITEM 2. DESCRIPTION OF PROPERTY

Adirondack has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides for exclusive rights to four water sources, as well as five acres of property to build up to a 50,000 square foot bottling plant from the proceeds of a proposed bond offering, which has been authorized by the (New York) Counties of Warren and Washington Industrial Development Agency ("IDA"). Adirondack's primary water source is located 2700 feet up a mountain from the proposed bottling plant site and flows into a protected, natural mountain and spring reservoir at an approximate minimum rate of 550,000 gallons per day of natural mountain and spring water. At this rate, our primary source is capable of producing an estimated minimum 200,000,000 gallons of natural mountain and spring water per year. Our three other sources flow at more that 50% of the primary source's flow rate, with a product of similar high quality. The three other sources are within one mile of our proposed bottling plant site. The lease term for the water source is for five (5) years expiring May, 2002 with two five (5) year renewal options. If the bottling plant (see below) is constructed, the lease term extends to 2029.

Adirondack's principal executive, administrative and marketing operations are currently located in 3750 sq. ft. of leased office space in Syosset, New York. Portions of this space are subleased until such time Adirondack needs the space. This lease expires September 30, 2003.

Adirondack has an agreement for the authorization of tax-exempt industrial development bonds in the principal amount of $4,650,000 with the New York Counties of Warren and Washington Industrial Development Agency for the purpose of constructing a bottling plant of up to 50,000 square feet and purchasing equipment. Within 12-18 months after completion of the contemplated bond offering, Adirondack expects to have an operational, automated, water bottling plant, consisting of up to 50,000 square feet of office, warehouse, water analyzes laboratory and production space.

The production space will initially consist of one bottling and packaging line that will allow for product line and size flexibility, with an expansion capacity. The bulk water filling station will remain at its current location outside of the main facility.

The proposed offering of the bonds is contingent upon several conditions, including agreement by Adirondack and the purchasers of the bonds upon mutually acceptable terms for the bonds, the sale of the bonds, obtaining an underwriter, obtaining all necessary government approvals and compliance with New York State Department of Taxation. Adirondack anticipates that the tax free nature of the bonds will lower Adirondack's borrowing costs. This bond offering, if it occurs at all, must be commenced by July 2000, although Adirondack has the right to file a request for an annual extension with the Warren and Washington County Industrial Development Authority. There can be no assurance the extension will be granted.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of Company's management, there are no legal proceedings to which the Company is a party or to which the Company's property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) There is not an active market for the Company's stock and is not traded on any of the markets or bulleting board. Due to the lack of trading, the Company is unable to provide historic price information.

b) As of February 29, 2000, there were approximately 52 holders of record of the Company's Common Stock.

c) The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain any future earnings to finance operations and the further development of the Company's business and does not presently intend to disperse any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Results of Operations

Fiscal 1999 vs. Fiscal 1998

The Company is still in the development stage and has not commenced full operations. The Company had sales of $30,645 in fiscal 1999 as opposed to $0 in fiscal 1998. Gross profit decreased in fiscal 1999 due to a full year of the ground lease for the water site. The loss for fiscal 1999 was $387,629 as opposed to $191,265 for fiscal 1998. The increased loss was due in part to a one-time charge of $75,000 of start-up costs and the full year's accrual of a consulting contract.

General and administrative expenses increased from $180,920 in fiscal 1998 to $309,939 in fiscal 1999 due in large part to the start of the consulting contract as mentioned above.

Rental income increased to $27,246 in fiscal 1999 from $0 in fiscal 1998. Management expects this level of rental income to continue over the next two years.

Marketing and Distribution

Adirondack's goal is to provide private labeled bottled water for distribution in the northeastern United States. We seek to sell our still water products through five methods of distribution: off-premises retail (supermarkets, convenience store and drug store); on-premises retail (restaurants); vending machines; institutions (hospitals, schools); and bulk sales by either direct contact, through brokers and wholesale/distributors.

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

Adirondack is currently negotiating with and expects to enter into a joint marketing agreement with MET-Rx, U.S.A., Inc., a manufacturer of meal replacement bars and shakes and body building supplements. As of the date hereof, no agreement has been executed between the two parties.

Liquidity and Capital Resources

The Company's working capital at February 29, 2000 was $(376,150) as opposed to $(140,065) for the preceding year. The decrease in working capital was in part due to accrued salary to the president and additional funds loaned to the Company by the president.

Inventory increased as the Company prepares to start its operations.

The Company has no long term liabilities and no bank borrowings as of February 29, 2000.

At February 29, 2000, the Company's balance sheet reflects cash of $11,663; accounts receivable of $10,198 and inventory of $41,432 as opposed to only a cash balance of $9,557 for the prior year.

The Company also raised funds through the sale of common stock. Management believes that its present resources, including additional sale of stock are sufficient to fund its anticipated level of operations through December 31, 2000.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would affect the financial information in this filing.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth in this Form 10-KSB report as included in Part IV, Item 13 and by such reference is incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(c2) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the directors and executive officers of the Company as of February 29, 2000.

Name                   Age    Period served as director      Other Capacities
                                                              in which
                                                             currently serving

David Sackler          33     Since 1997                     President, Chief
                                                             Executive Officer,
                                                             Chairman of the
                                                             Board

David Miller           51                                    Vice President-
                                                             Marketing

Jeff Rashkow           48     Since 1999                     National Sales
                                                             Manager/Health and
                                                             Fitness

Doug Auer              52     Since 1997                     Project Manger

Ronald Berk            50     Since 1997                     Director

Nick Namit             45     Since 1997                     Director

Directors and Officers

David Sackler, Mr. Sackler founded Adirondack in 1997. Mr. Sackler has overall responsibility for operations of the company, but will focus on marketing, sales and operations. Since 1997, he has been President, CEO and Chairman of the Board of Directors of Adirondack. From 1989 to date, Mr. Sackler has worked as an independent real estate broker and sales agent. From October 10, 1996 through May 1, 1997, he was President of Adirondack Mountain Spring Water Inc., which was created to develop spring water facilities at another location but ceased being an operating entity before the establishment of Adirondack because it could not locate a commercially viable source of water. During such period, he researched market trends and water company operations. Mr. Sackler currently devotes approximately 40 hours per week to work at Adirondack.

David Miller, Mr. Miller has been the Vice President - Marketing and a Director of the company since its inception. Since 1988, he has been a marketing and sales consultant for Surgical Instrument Corp. From 1988 through 1996, he represented Assistance Services in the selling of their administrative services. Since January 1997, he has served as sales and marketing agent for Barrie House Coffee, Inc. and Omni Services Group, Inc. From 1985 through August 1997, he represented Atlantic Marketing, a food/beverage brokerage firm that distributed Ocean Spray and Lipton products. He has 28 years of experience as a former Marketing Director and then President of two Aerospace companies (General Aerospace Corp. and Ragen Nuclear Corp.) Mr. Miller currently devotes approximately 10 hours per month to work at Adirondack.

Jeff Rashkow, Mr. Rashkow joined Adirondack in August, 1999. For 21 years prior to March, 1999, Mr. Rashkow worked at Bally Total Fitness, Inc., where his last title prior to leaving the company was Director of Added Revenue. In that capacity he sought and procured ancillary revenue from areas other than the fitness industries traditional revenue source, membership fees, essentially creating new income for the company. Mr. Rashkow currently devotes approximately five hours per month to work at Adirondack.

Douglas Auer, Mr. Auer has been the project manager of Adirondack since its inception. Mr. Auer has overseen the installation and construction of the pipelines and filling station and operates and maintains the filling station. He served as a consultant to Adirondack Mountain Springs Inc. from 1995 through May 1997. From 1987 through 1995 he was self employed as a construction/ engineering consultant. From 1972 through 1987 he worked for Pitney Bowes as a mechanical engineer specializing in mechanical diagnostics and repair for automated equipment, product evaluation controller.

Ronald Berk, Esq. Mr. Berk has been a Director of Adirondack since November 1997. He has been a corporate and real estate attorney in private practice since 1977.

Nick Namit, Mr. Namit has been a Director of Adirondack since November 1997. From 1992 to the present, he has been President of Intelligent Monitoring Technologies, which provides navigational systems for the aircraft industry. From 1993 to the present, he has been a partner in Electro Mechanical Industries, which supplies replacement parts to metropolitan transit authorities. From 1994 to present he has been Chief Executive Officer of Four Winds Tour & Travel, which provides tour packages for students. He is the holder of three patents related to beverages bottling.

No Director receives any compensation for his services as a director.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by Adirondack during the fiscal years ended 1998 and 1999 to or on behalf of Adirondack's president and the executive officers of Adirondack for services rendered an all capacities to Adirondack whose total aggregate salary and bonus exceed $100,000.

SUMMARY COMPENSATION TABLE

                                       Annual Compensation

Name and Principal Position            Year              Salary

David Sackler, President               1999              $100,000 (1)
                                       1998              $100,000 (2)
                                       1997              $ 83,333 (2)

(1) $36,000 was paid to Mr. Sackler with the balance deferred.
(2) 100% of this salary was deferred.

The table above reflects the verbal employment agreement with David Sackler, Adirondack's President and Chief executive Officer, for a term of five years at a salary of $100,000 per year. Mr. Sackler has been accruing salary at the rate of $100,000 per year since May 1997. Adirondack will repay such accrued salary from operating revenues and not from the proceeds of any offering. Upon commencement of construction of the bottling facility, Adirondack intends to enter into a written employment agreement with Douglas Auer, its Project Manager, for a term of three years at a salary of $32,500 per year. As Vice-President- Marketing, David Miller will be paid a commission based on the sales for which he is responsible. As National Sales Manager/Health and Fitness, Mr. Rashkow will be compensated on the sales for which he is responsible.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to officers, directors and persons who are known by Adirondack to be beneficial owners of more than 5% of Adirondack's common stock.

                                            Percent of Class

Shareholders                  Number of shares          Beneficially Owned

CES Holding Corp. (1)               9,843,474                 61.5%
125 Michael Drive
Syosset, NY 11791

David Sackler
125 Michael Drive
Syosset, NY 11791                           0                    0%

Eugene Stricker                     1,291,842                  8.1%
42 Barret Road
Lawrence, NY 11559

Mark Schindler(2)                     891,842                  5.0%
330 East 75th Street #11C
New York, NY 10021

Doug Auer                                 -0-                    0%
16 Oakwood Dr.
Queensbury, NY 12804

David Miller                              -0-                    0%
19A Chestnut Street
Greenvale, NY 11548

Jeff Rashkow                              -0-                    0%
51 Anderson Ave.
Scarsdale, NY 10583

Nick Namit                                -0-                    0%
3728 East End
Seaford, NY 11783

MRK Enterprises, Inc.               2,000,000                 12.5%
150 East 59th Street
24th Floor
New York, NY 10022

Ronald Berk                               -0-                    0%
211 East 70 St.
New York, NY 10021

SBS Limited Partnership(2)            235,271                  1.5%
c/o Mark Schindler
330 East 75th Street #11C
New York, NY 10021

Directors and Officers
  as a Group (1)                    9,843,474                 61.5%

(1) David Sackler, the president of Adirondack, is the President and sole shareholder of CES Holding Corp.
(2) Mark Schindler, a shareholder of
Adirondack, is a principal shareholder of SBS Limited Partnership. 235,271 shares are held in the name of SBS Limited Partnership and 891,842 shares are held in the name of Mark Schindler.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 31, 1998, Adirondack entered into an agreement with CES Consulting Corp., of which Harry Sackler, father of David Sackler, president of Adirondack, is president and sole shareholder. Pursuant to this agreement CES converted debt owed by Adirondack to CES in the amount of $200,233 into Series A preferred stock. This agreement also provides that commencing January 1, 2001 Adirondack, at its option, may redeem any portion of the preferred stock by paying up to 20% of Adirondack's pre-tax profits of the fiscal year ended December 31, 2000 and each year thereafter until payment of an aggregate of $200,233 to the holders of the Series A Preferred, subject to approval of the Board of Directors.

On December 31, 1997, Adirondack entered into a consulting agreement with CES Consulting Co., Inc., pursuant to which, CES Consulting Co., Inc. is to provide consulting services to Adirondack for a five year period commencing December 31, 1997 and ending December 30, 2002, for an annual fee of $100,000. Harry Sackler, the father of Adirondack's president, David Sackler is the President of CES Consulting Co., Inc.

In addition, Adirondack entered into a business consulting agreement with Madison Venture Capital II, Inc., (Madison), of which two shareholders of the Company, Eugene Stricker and Mark Schindler, are principals. The agreement began October 1, 1998 for a period of 5 years, including payments of $2,000 per month. Services specified in the agreement have not been performed; therefore, the parties have agreed that no fees are due to Madison until such time as the parties agree that services will commence and payments will accrue. No payments have accrued or been paid to date.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedule. The following documents are filed as part of this report:
    Independent Auditor's Report.
    Financial Statements and Schedules:
        Balance Sheets at February 29, 2000 and February 28, 1999.

        Statements of Operations for the years ended February 29, 2000 and February 28, 1999 and 1998.

        Statements of Shareholders' Equity for the years ended February 29, 2000 and February 28, 1999 and 1998.

        Statements of Cash Flows for the years ended February 29, 2000 and February 28, 1999 and 1998.

        Notes to Financial Statements.

    All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:
        No reports on Form 8-K were filed by the Registrant during the fourth quarter ended February 29, 2000.

(c) Exhibits.

Exhibit Number                      Description
--------------                      -----------

3 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2.1 of Registrant's Form 10.
3.1 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 2.2 of Registrant's Form 10)
3.2     Bylaws of Registrant. (Incorporated by reference to the Registrant's
        Form 10.
10.1    1998 Stock Option Plan of Registrant. (Incorporated by reference to
        Exhibit 3.1 of the Form 10)
10.2 Agreement for conversion of debt to C.E.S. Consultants, Inc. to Series A Redeemable Preferred Stock
10.3    Employment Agreement between the Registrant and David Sackler
10.4    Employment Agreement between the Registrant and Douglas Auer
10.5 Amended Consulting Agreement between the Registrant and Madison Venture Capital II, Inc.
10.6 Consulting Agreement between the Registrant and CES Consulting Co., Inc. dated December 31, 1997.
10.7 Consulting Agreement between Registrant and MRK Enterprises, Inc. dated June 2, 1999.
23.1    Consent of Independent Auditors
27      Financial Data Schedule


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

Date:        August 4, 2000

David Sackler                                        By: /s/  David Sackler
PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.


                                                   (A Development Stage Company)


                                     ===========================================

                                                            Financial Statements

                                         February 29, 2000 and February 28, 1999

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                               Table of Contents
================================================================================

Independent Auditors' Report                                                   1

Financial Statements

      Balance Sheets                                                           2

      Statements of Changes in Stockholders' Equity                            3

      Statement of Operations and Retained Earnings (Deficit)              4 - 5

      Statements of Cash Flows                                                 6

      Notes to Financial Statements                                       7 - 13

Independent Auditors' Report

To the Board of Directors of
Adirondack Pure Springs Mt. Water Co., Inc.
Syosset, New York


We have audited the accompanying balance sheets of Adirondack Pure Springs Mt. Water Co., Inc. (a corporation) as of February 29, 2000 and February 28, 1999 and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for the years ended February 29, 2000 and February 28, 1999 and March 7, 1997 (inception) to February 29, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adirondack Pure Springs Mt. Water Co., Inc. as of February 29, 2000 and February 28, 1999 and the results of its operations, changes in stockholders' equity and its cash flows for the periods indicated above in conformity with generally accepted accounting principles.







/s/ Simon Krowitz Bolin & Associates, P.A.





July 20, 2000

                                                                           ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                         (A Development Stage Company)

                                                                                                        BALANCE SHEETS

======================================================================================================================
                                                                                     February 29,      February 28,
                                                                                         2000             1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                                           $      11,663      $       9,557
     Accounts Receivable - Trade                                                           10,198                  0
     Deferred Offering Costs                                                                2,450                  0
     Inventory                                                                             41,432                  0
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                       65,743              9,557
----------------------------------------------------------------------------------------------------------------------
Property and Equipment
     Site Development                                                                      85,027             77,466
     Show Displays                                                                          7,500                  0
     Office Equipment                                                                       7,824              7,824
     Accumulated Depreciation, Amortization                                                (8,517)              (345)
----------------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                               91,834             84,945
----------------------------------------------------------------------------------------------------------------------
Other Assets
     Investment                                                                            17,107                  0
     Security Deposits                                                                     24,712             24,712
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                  $      41,819      $      24,712
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $     199,396      $     119,214
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                                               $     131,350      $           0
     Accrued Salary                                                                       219,128            143,333
     Payroll Taxes Payable                                                                 16,479              5,947
     Loan Payable                                                                          74,936                342
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 441,893            149,622
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,931,000 and 13,881,000 Issued and Outstanding                                     35,720             15,220
     Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
      Value; 20,000 Shares Issued                                                             200                200
     Paid-in Capital - Common                                                             324,690            169,650
     Paid-in Capital - Preferred                                                          200,033            200,033
     Deficit Accumulated During Development Stage                                        (803,140)          (415,511)
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                     (243,497)           (30,408)
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $     199,396      $     119,214
======================================================================================================================

                                                                           ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                         (A Development Stage Company)

                                                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         For the Period March 7, 1997 (inception) to February 29, 1999

======================================================================================================================
                                                                                                           Accum-
                                      Preferred     Stock         Common      Stock         Paid-in        ulated
                                       Shares       Amount        Shares      Amount        Capital        Deficit
----------------------------------------------------------------------------------------------------------------------
Balance - March 7, 1997
 (inception)                                 0        $  0               0     $     0     $      0      $       0

Sale of Stock                                                          100      10,000                           0

Loss for Period                                                                                           (224,246)
----------------------------------------------------------------------------------------------------------------------
Balance - February 28, 1998                  0           0             100      10,000            0       (224,246)

Amendment to Certificate of
 Incorporation - Stock Split                                    13,358,900      10,000            0              0

Conversion of Loan to
 Preferred Stock                        20,000         200                                  200,033              0

Sale of Stock                                                      522,000       5,220      169,650              0

Loss for the Year Ended
 February 28, 1999                                                                                        (191,265)
----------------------------------------------------------------------------------------------------------------------
Balance - February 28, 1999             20,000         200      13,881,000      15,220      369,683       (415,511)

Stock Issued for Professional
 Fees                                                            2,000,000      20,000       55,000              0

Sale of Stock                                                       50,000         500      100,040

Loss for the Year Ended
 February 29, 2000                                                                                        (387,629)
----------------------------------------------------------------------------------------------------------------------
Balance - February 29, 2000             20,000        $200      15,931,000     $35,720     $524,723      $(803,140)
======================================================================================================================

                                                                           ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                         (A Development Stage Company)

                                                              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

======================================================================================================================
                                                                                      March 7, 1997    March 7, 1997
                                                      March 1, 1999   March 1, 1998    (inception)    (inception) to
                                                       to February     to February     to February     February 29,
                                                        29, 2000         28, 1999        28, 1998          2000
----------------------------------------------------------------------------------------------------------------------
REVENUES
     Sales                                             $    36,645        $        0    $         0       $    36,645
----------------------------------------------------------------------------------------------------------------------
COST OF SALES
     Beginning Inventory                                         0                 0              0                 0
     Bottling Units                                         54,029             2,970          2,465            59,464
     Site Expense                                            9,354             2,500              0            11,854
     Rent - Site                                            30,000            10,000              0            40,000
     Salaries                                                    0                 0         45,675            45,675
     Commissions                                             4,650                 0              0             4,650
     Other Selling Expenses                                  3,641                 0              0             3,641
     Amortization                                            6,339                 0              0             6,339
     Less:  Ending Inventory                               (41,432)                0              0           (41,432)
----------------------------------------------------------------------------------------------------------------------
TOTAL COST OF SALES                                         66,581            15,470         48,140           130,191
----------------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                        (29,936)          (15,470)       (48,140)          (93,546)
----------------------------------------------------------------------------------------------------------------------
EXPENSES
     Officer's Salary                                      100,000           100,000         83,333           283,333
     Consulting, Professional Fees                         113,490            29,225         52,320           195,035
     Utilities, Telephone                                    9,658             2,334          3,499            15,491
     Office Rent, Expenses                                  56,198            43,423          4,034           103,655
     Taxes                                                   6,544             4,260              0            10,804
     Insurance                                                 951             1,333          5,820             8,104
     Travel, Auto Expense                                   11,436                 0         12,205            23,641
     Equipment Rental                                            0                 0          8,399             8,399
     Supplies, Miscellaneous                                 9,829                 0          6,496            16,325
     Depreciation                                            1,833               345              0             2,178
----------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                             309,939           180,920        176,106           666,965
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME EXPENSES
     Rent Income                                            27,246             5,125              0            32,371
     Startup Costs                                         (75,000)                0              0           (75,000)
----------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                              (47,754)            5,125              0           (42,629)
----------------------------------------------------------------------------------------------------------------------
NET (LOSS)                                                (387,629)         (191,265)      (224,246)         (803,140)
----------------------------------------------------------------------------------------------------------------------

                                                                        ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                      (A Development Stage Company)

                                                           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                                                                        (Continued)

======================================================================================================================
                                                                                      March 7, 1997    March 7, 1997
                                                      March 1, 1999   March 1, 1998    (inception)    (inception) to
                                                       to February     to February     to February     February 29,
                                                        29, 2000         28, 1999        28, 1998          2000
----------------------------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - Begin                           $  (415,511)     $     (224,246)  $          0     $          0
----------------------------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - End                                (803,140)     $     (415,511)  $                $   (692,367)
----------------------------------------------------------------------------------------------------------------------
(LOSS) PER SHARE - Basic                             $      (.02)     $         (.03)  $      (.02)     $       (.05)

(LOSS) PER SHARE - Diluted                           $      (.02)     $         (.03)  $      (.02)     $       (.05)
----------------------------------------------------------------------------------------------------------------------
SHARES USED IN PER SHARE
 CALCULATION - Basic                                  15,931,000          13,547,000     13,359,000       14,192,333
SHARES USED IN PER SHARE
 CALCULATION - Diluted                                15,981,000          13,647,000     13,380,000       14,292,333
======================================================================================================================

                                                                           ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                         (A Development Stage Company)

                                                                                               STATEMENT OF CASH FLOWS

======================================================================================================================
                                                                                      March 7, 1997    March 7, 1997
                                                      March 1, 1999   March 1, 1998    (inception)    (inception) to
                                                       to February     to February     to February     February 29,
                                                        29, 2000         28, 1999        28, 1998          2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
     Net Loss                                          $  (387,629)     $   (191,265)   $   (224,246)   $   (803,140)
     Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating
      Activities:
       Depreciation and Amortization                         8,172               345               0           8,517
       Increase in Accounts Receivable                     (10,198)                0               0         (10,198)
       Increase in Inventory                                (4,432)                0               0         (41,432)
       Increase in Accrued Expense                          75,795            60,000          83,333         219,128
       Increase in Deferred Offering Costs                  (2,450)           (7,500)         (7,500)         (2,450)
       (Decrease) Increase in Accounts
        Payable                                            131,350           (35,000)         35,000         131,350
       Increase in Payroll Taxes Payable                    10,532             5,947               0          16,479
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                                     (215,860)         (152,473)       (113,413)       (481,746)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
     Site Development                                       (7,561)          (17,296)        (60,170)        (85,027)
     Purchase of Equipment                                  (7,500)           (7,824)              0         (15,324)
     Increase in Security Deposits                               0            (4,712)        (20,000)        (24,712)
     Deposits for Acquisition                              (17,107)                0               0         (17,107)
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING
 ACTIVITIES                                                (32,168)          (29,832)        (80,170)       (142,170)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM BY FINANCING
 ACTIVITIES
     Issuance of Preferred Stock                                 0                 0               0         200,233
     Increase in Loan Payable                               74,594            16,450         184,125          74,936
     Sale of Common Stock                                  175,540           174,870          10,000         360,410
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                         2,106             9,015             542          11,663
CASH - Beginning                                             9,557               542               0               0
----------------------------------------------------------------------------------------------------------------------
CASH - Ending                                          $    11,663      $      9,557    $        542    $     11,663
======================================================================================================================
Supplemental Disclosures:
     Conversion of Loan Payable to
     Preferred Stock                                   $         0      $    200,233    $          0    $    200,233
     Stock Issued for Professional Fees                $    75,000      $               $          0    $     75,000
======================================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

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

         For financial statement purposes, compensation expense would be recorded only if the options were issued below fair value. As of the date of these financial statements, no options had been issued under the stock incentive plan. Outside of the stock incentive plan, in conjunction with the offering of the Company's stock referenced in Note 5, the Company issued options as compensation to legal counsel for 100,000 shares of common stock at $0.20 per share. This value was agreed upon between counsel and management. See also Note 11.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

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

         During February 2000, the Company sold 50,000 shares of stock with 50,000 warrants at $2.00 per share. The warrants allow the holder to obtain additional shares at $2.00 per share.

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

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

         The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003.

         Minimum annual rentals for the year ending:

                  February 28, 2001                  $  81,729
                  February 28, 2002                     82,553
                  February 28, 2003                     37,743
                  February 29, 2004                      8,712
                                                     ---------
                                                      $210,737
                                                     =========

         The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years at a salary of $100,000 per year. The Company has entered into a verbal employment agreement with Douglas Auer, its Project Manager, for a term of three years at a salary of $32,500 per year. Mr. Auer's contract will take effect upon construction of the bottling plant referenced above; therefore, no compensation to Mr. Auer has been recorded in these financial statements.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

NOTE 7 - COMMITMENTS, CONTINGENCIES (Continued)

        The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                           March 1,                                            March 7,
                                                           1999 to          March 1,         March 7,           1997
                                                         February 29,       1998 to          1997 to         (inception)
                                                            2000          February 28,      February         to February
                                                                             1999            28, 1998          29, 2000
        ----------------------------------------------------------------------------------------------------------------
        Compensation recorded                               $100,000        $100,000          $83,333           $283,333
        Compensation paid                                     35,000          29,205                0             64,205
        Compensation deferred                                 65,000          70,795           83,333            219,128

        Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

        March 1, 2000 - February 28, 2001                $100,000
        March 1, 2001 - February 28, 2002                 100,000
        March 1, 2002 - April 30, 2002                     16,667
                                                         --------
                                                         $216,667
                                                         ========


NOTE 8 - RENTAL INCOME

        The Company has negotiated with a subtenant for a two-year sublease beginning August 1, 1999 with rent at $24,000 for Year 1 and $25,200 for Year 2. There is a two-year renewal option.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

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

NOTE 10 - SUBSEQUENT EVENTS

        Acquisition - In July, 1999, the Company entered into an agreement with Creative Beverages of Canada, pursuant to which Adirondack will acquire 51% of Creative Beverages of Canada, a Canadian corporation. The agreement includes an option to acquire the remaining 49% within three
        (3) years. Creative Beverages has current clients and is a marketing company that holds certain trademarks and licenses. This acquisition was completed April 15, 2000 at a cost of $21,165. As of February 29, 2000, the Company had expensed $17,107 on the acquisition.

        Marketing - The Company is negotiating with Leisure Concepts, Inc. for two license agreements for supplying bottled water for World Championship Wrestling and Pokemon. The fee arrangement has not been completed, but management feels that the fee will be 12%.

        Private Placement - The Company has signed a letter of intent concerning an underwriting agreement with First Madison Securities to effectuate a public offering of its securities (the "Offering") and a private placement. Management originally intended to raise $1,500,000 pursuant to this placement, but currently expects to raise $1,305,000. This private placement is currently in process. It is anticipated that the Offering will consist of the sale by the Company of a $4,625,000 Industrial Development bond, and/or a "best efforts" equity offering of up to five million dollars ($5,000,000). Provided all units being offered are sold within the Offering period, the Company shall issue and sell at the closing of the proposed underwriting, to the Underwriter warrants to purchase from the Company one (1) unit for every ten (10) units sold (the "Underwriter's Warrants") in the offering at a price of $.001 per warrant. The Underwriter's Warrants will be exercisable at 150% of the Offering price for a period of two (2) years commencing one year from the date of the prospectus.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2000
================================================================================

NOTE 11 - STOCK OPTIONS

        Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the years ended February 29 and February 28, the status of these options was as follows:

                                                          2000                              1999
                                                          ----                              ----
                                             Number of    Option Price per     Number of    Option Price per
                                              Shares            Share           Shares            Share
        -------------------------------------------------------------------------------------------------------
        Options outstanding at
         beginning of period                   100,000          $0.20            100,000          $0.20
        Options granted during the
         period                                      0                                 0
        Options outstanding and
         exercisable at end of period          100,000          $0.20            100,000          $0.20

        None of the options granted by the company were exercised, forfeited or expired during the years ended February 29, 2000 and February 28, 1999.

                                 Exhibit Index


Exhibit No.             Exhibit Description
-----------             -------------------

    23.1           Consent of Independent Auditors

    27             Financial Data Schedule