Form 10QSB
period 2000-05-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2000-09-07
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from______________ to _____________

                      Commission file number _____________

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


  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No
[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,881,000

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [ ]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

              Balance Sheets - May 31, 2000 and May 31, 1999 (Audited)         3

              Statement of Changes in Stockholders' Equity
                 For the Period March 7, 1997 (inception) to
                 May 31, 2000                                                  4

              Statements of Operations -
                 Three Months ended May 31, 2000 and 1999 and
                 period March 7, 1997 (inception) to May 31, 2000            5-6

              Statements of Cash Flows -
                 Three Months ended May 31, 2000 and 1999 and
                 period March 7, 1997 (inception) to May 31, 2000              7

              Notes to Financial Statements                                 8-15

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       16

Part II - Other Information

     Item 1 - Legal Proceeding                                                17

     Item 2 - Changes in Securities and Use of Proceeds                       17

     Item 5 - Other Information                                               17

     Item 6 - Exhibits and reports on Form 8-K                             18-19

Signatures                                                                    20

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                                  BALANCE SHEETS
                                                                     (Unaudited)
                                                                         May 31,
================================================================================

                                                             2000       1999
--------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                 $     768   $     757
     Accounts Receivable - Trade                             10,198           0
     Deferred Offering Costs                                  2,450           0
     Inventory                                               41,432           0
--------------------------------------------------------------------------------
Total Current Assets                                         54,848         757
--------------------------------------------------------------------------------

Property and Equipment
     Site Development                                        85,027      77,466
     Office Equipment, Displays                              15,324       7,824
     Trademark                                               21,165           0
     Accumulated Depreciation, Amortization                 (10,722)       (345)
--------------------------------------------------------------------------------
Total Property and Equipment                                110,794      84,945
--------------------------------------------------------------------------------

Other Asset
     Security Deposits                                       24,712      24,712
--------------------------------------------------------------------------------

TOTAL ASSETS                                              $ 190,354   $ 110,414
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts Payable                                     $ 147,829   $  43,234
     Accrued Salary                                         234,647     143,333
     Loan Payable                                            89,937      30,904
--------------------------------------------------------------------------------
Total Current Liabilities                                   472,413     217,471
--------------------------------------------------------------------------------

Stockholders' Equity
     Common Stock - Authorized 40,000,000 Shares
      $.01 Par Value; 15,931,000 and 13,881,000 Issued
      and Outstanding                                        35,720      15,220
     Preferred Stock - Series A, Authorized, 1,000,000
      at $.01 Par Value; 20,000 Shares Issued                   200         200
     Paid-in Capital                                        524,723     369,683
     Deficit Accumulated During Development Stage          (842,702)   (492,160)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                       (282,059)   (107,057)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 190,354   $ 110,414
================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (Unaudited)
                        For the Period March 7, 1997 (inception) to May 31, 2000
================================================================================

                               Preferred       Stock        Common       Stock       Paid-in    Accumulated
                                Shares         Amount       Shares       Amount      Capital      Deficit
-----------------------------------------------------------------------------------------------------------
Balance - March 7, 1997
 (inception)                            0   $         0            0  $         0  $         0  $         0

Sale of Stock                                                    100       10,000                         0

Loss for Period                                                                                    (224,246)
-----------------------------------------------------------------------------------------------------------

Balance - February 28, 1998             0             0          100       10,000            0     (224,246)

Amendment to Certificate of
 Incorporation - Stock Split                              13,358,900       10,000            0            0

Conversion of Loan to
 Preferred Stock                   20,000           200                                200,033            0

Sale of Stock                                                522,000        5,220      169,650            0

Loss for the Year Ended
 February 28, 1999                                                                                 (191,265)
-----------------------------------------------------------------------------------------------------------

Balance - February 28, 1999        20,000           200   13,881,000       15,220      369,683     (415,511)

Stock Issued for
 Professional Fees                                         2,000,000       20,000       55,000            0

Sale of Stock                                                 50,000          500      100,040

Loss for the Year Ended
 February 29, 2000                                                                                 (387,629)
-----------------------------------------------------------------------------------------------------------

Balance - February 29, 2000        20,000           200   15,931,000       35,720      524,723     (803,140)

Loss for the Three Months
 Ended May 31, 2000                                                                                 (39,562)
-----------------------------------------------------------------------------------------------------------

Balance - May 31, 2000             20,000   $       200   15,931,000  $    35,720  $   524,723  $  (842,702)
===========================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                                     (Unaudited)
                                                                  For the Period
================================================================================

                                                                      March 7,
                                       March 1,     March 1,            1997
                                       2000 to       1999 to      (inception) to
                                       May 31,       May 31,           May 31,
                                        2000           1999             2000
--------------------------------------------------------------------------------
REVENUES
     Sales                            $ 22,296       $      0         $  58,941

COST OF SALES                           14,496          7,500          (132,385)
--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                      7,800         (7,500)          (73,444)
--------------------------------------------------------------------------------

EXPENSES
     Officer's Salary                   25,000         18,000           308,333
     Consulting, Professional Fees       1,292         22,000           196,327
     Utilities, Telephone                2,924          1,308            18,414
     Office Rent, Expenses              14,703         16,150           118,357
     Taxes                                 636              0            11,440
     Insurance                               0              0             8,104
     Travel, Auto Expense                    0          2,919            23,641
     Equipment Rental                        0              0             8,399
     Supplies, Miscellaneous             9,341         12,821            25,665
     Depreciation, Amortization            743              0             2,921
--------------------------------------------------------------------------------

TOTAL EXPENSES                          54,639         73,198           721,601
--------------------------------------------------------------------------------

OTHER INCOME EXPENSES
     Rent Income                         7,776          4,050            40,147
     Startup Costs                           0              0           (75,000)
     Stock Placement Fees                 (499)             0              (499)
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)            7,277          4,050           (35,352)
--------------------------------------------------------------------------------

NET (LOSS)                             (39,562)       (76,648)         (842,702)
--------------------------------------------------------------------------------

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                                     (Continued)
                                                                     (Unaudited)
                                                                  For the Period
================================================================================

                                                                      March 7,
                                       March 1,     March 1,            1997
                                       2000 to       1999 to      (inception) to
                                       May 31,       May 31,           May 31,
                                        2000           1999             2000
--------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - Begin         $  (803,140)   $  (357,963)      $         0
--------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - End           $  (842,702)   $  (441,388)      $  (842,702)
================================================================================

(LOSS) PER SHARE - Basic           $      (.00)   $      (.02)      $      (.05)

(LOSS) PER SHARE - Diluted         $      (.00)   $      (.02)      $      (.05)
================================================================================

SHARES USED IN PER SHARE
 CALCULATION - Basic                15,931,000     13,547,000        15,931,000
SHARES USED IN PER SHARE
 CALCULATION - Diluted              15,981,000     13,647,000        15,981,000
================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                         STATEMENT OF CASH FLOWS
                                                                     (Unaudited)
                                                                  For the Period
================================================================================

                                                                      March 7,
                                       March 1,     March 1,            1997
                                       2000 to       1999 to      (inception) to
                                       May 31,       May 31,           May 31,
                                        2000           1999             2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                             $(39,562)    $(76,648)         $(842,702)
  Adjustments to Reconcile Net Income
   to Net Cash
   Provided by Operating Activities:
    Depreciation and Amortization         2,205            0             10,722
    Increase in Accounts Receivable           0       (5,544)           (10,198)
    Increase in Inventory                     0            0            (41,432)
    Increase in Accrued Expense          15,519            0            234,647
    (Increase) in Deferred
     Offering Costs                           0            0             (2,450)
    Increase in Accounts Payable              0       37,287            147,829
--------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                             (21,838)     (44,905)          (503,584)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Site Development                           0      (17,296)           (85,027)
   Purchase of Equipment                      0       (7,824)           (15,324)
   Increase in Security Deposits              0       (4,712)           (24,712)
   Payments for Trademark Acquisition    (4,058)           0            (21,165)
--------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES  (4,058)     (29,832)          (146,228)
--------------------------------------------------------------------------------

CASH FLOWS FROM BY FINANCING
 ACTIVITIES
   Issuance of Preferred Stock                0            0            200,233
   Increase in Loan Payable              15,001       83,752             89,937
   Sale of Common Stock                       0            0            360,410
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              15,001       83,752            650,580
--------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH         (10,895)       9,015                768

CASH - Beginning                         11,663          542                  0
--------------------------------------------------------------------------------

CASH - Ending                          $    768     $  9,557          $     768
================================================================================
Supplemental Disclosures:
   Conversion of Loan Payable
    to Preferred Stock                 $      0     $200,233          $ 200,233
   Stock Placement Fees                $    499     $      0          $     499
   Stock Issued for Professional Fees  $      0     $    904          $  75,000
================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

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

         The Company has filed for trademarks for Aviva Springs which is its proprietary brand of water which is to be marketed through the Company's current distributors and end users, and Adams Ale which is water contained in beer shaped bottles and is to be marketed to beverage distributors.

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

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

NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization for the quarter ending May 31, 2000 was $352.

NOTE 4 - LOAN PAYABLE

         At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock (see also Note 6). The balance represents additional advances during the current three-month fiscal year and are non-interest bearing.

NOTE 5 - INCOME TAXES

         No provision for income taxes is required as the Company has incurred losses during its development stage. These losses are available to offset taxable years in the future. The losses will be available until 2017 and 2018, respectively.

NOTE 6 - COMMON STOCK

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

NOTE 6 - COMMON STOCK (Continued)

         During February 2000, the Company sold 50,000 shares of stock with 50,000 warrants at $2.00 per share. The warrants allow the holder to obtain additional shares was $3.00 per share.

NOTE 7 - PREFERRED STOCK

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

NOTE 8 - COMMITMENTS, CONTINGENCIES

         The Company has been approved for a bond offering loan of four million six hundred and twenty-five thousand dollars ($4,625,000) by the Counties of Warren and Washington Industrial Development Agency for the purpose of constructing an up to 50,000 square foot bottling plant. The Company has until July 31, 2000 to begin the bond offering (see also
         Note 11).

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

NOTE 8 - COMMITMENTS, CONTINGENCIES (Continued)

         Minimum annual rentals for the year ending:

                  May 31, 2001                        $ 82,344
                  May 31, 2002                          48,942
                  May 31, 2003                          28,305
                  May 31, 2004                           4,356
                                                      --------
                                                      $163,947
                                                      ========

         The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years at a salary of $100,000 per year.

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                     March 7,
                                        May 1,       March 1,          1997
                                        1999 to       1999 to     (inception) to
                                        May 31,       May 31,         May 31,
                                         2000           1999            2000
         -----------------------------------------------------------------------
         Compensation recorded          $25,000       $18,000        $308,333
         Compensation paid                9,481             0          73,686
         Compensation deferred           15,519        18,000         234,647

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

NOTE 9 - RENTAL INCOME

         The Company has negotiated with a subtenant for a two-year sublease beginning August 1, 1999 with rent at $24,000 for Year 1 and $25,200 for Year 2. There is a two-year renewal option.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 11 - SUBSEQUENT EVENTS

         In June, 2000, the Company decided not to pursue the extension of the IDA bond offering for several reasons including:

              a) The potential for construction permit approval delays from the Adirondack Park Agency (APA) regarding building size. In March, 2000, the Company became aware of APA's authority regarding the construction of buildings exceeding 10,000 square feet. APA approval for the larger structures was rarely received. The Company determined that building several smaller structures was not feasible due to the property size.

              b) The bond agreement required hiring of full-time employees. This number of full-time employees is not necessary for the operations anticipated by the Company and based on the allowed building size.

         The Company reserves the right to resubmit for an IDA bond for a site facility. The Company presently intends to pursue other, less costly, forms of funding for construction for a 10,000 square foot bottling facility.

         The Company, in June, 2000, signed a sales representative agreement with JRF Sports and Leisure Marketing, as well as Blackstone International, to represent the sale of its products to retailers in the sport and health and fitness markets. Under the terms of the agreement, the sales representatives work on commission basis. As such, they will each receive 5% of paid net sales.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

NOTE 11 - SUBSEQUENT EVENTS (Continued)

         The Company has filed for a trademark for the name HYDRO-LYTE. The product is a spring water based, electrolyte enhanced, flavored sports water.

         The Company's products are the official waters of the International Federation of Bodybuilders (IFBB) and the 2000 Ms Olympia; 2000 Fitness Olympia, 2000 Mr. Olympia and the Olympia Weekend 2000.

         Marketing - The Company is negotiating with Leisure Concepts, Inc. for two license agreements for supplying bottled water for World Championship Wrestling and Pokemon. The fee arrangement has not been completed, but management feels that the fee will be 12%.

         Private Placement - The Company has signed a letter of intent concerning an underwriting agreement with First Madison Securities to effectuate a public offering of its securities (the "Offering") and a private placement. Management intended to raise $1,500,000 pursuant to this placement with a net to the Company of $1,305,000. This private placement is currently in process. The Offering will consist of the a "best efforts" equity offering of up to five million dollars ($5,000,000). Provided all units being offered are sold within the Offering period, the Company shall issue and sell at the closing of the proposed underwriting, to the Underwriter warrants to purchase from the Company one (1) unit for every ten (10) units sold (the "Underwriter's Warrants") in the offering at a price of $.001 per warrant. The Underwriter's Warrants will be exercisable at 150% of the Offering price for a period of two (2) years commencing one year from the date of the prospectus.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)
                                                                    May 31, 2000
================================================================================

NOTE 12 - STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended May 31, 2000 and 1999, the status of these options was as follows:

                                        2000                     1999
                                        ----                     ----
                                Number of  Option Price  Number of  Option Price
                                 Shares      Per Share      Shares     Per Share
         -----------------------------------------------------------------------
         Options outstanding at
          beginning of period    100,000       $0.20      100,000       $0.20
         Options granted during
          the period                   0                        0
         Options outstanding
          and exercisable at
          end of period          100,000       $0.20      100,000       $0.20

         None of the options granted by the company were exercised, forfeited or expired during the quarters ended May 31, 2000 and 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

         RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended May 31, 2000 as compared to the same period in 1999.

         However, for the three months ended May 31, 2000, the Company had sales of $22,296 with a gross profit of $2,800, a 34.9% gross profit margin. The cost of sale for the quarter consisted of ground rents and costs of bottles.

         General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary. The office rent costs are partially offset by $7,776 in sublease rental income.

         LIQUIDITY AND CAPTIAL RESOURCES

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of May 31, 2000 the Company's working capital is $(417,565).

         Net cash used by operations for the three months ended May 31, 2000 was primarily due to the accrued officer's salary. Net cash used by investing activities for the same period was for the completion of the acquisition of the Creative Beverages of Canada, Inc.'s Mar 02 trademark. Net cash from financing activities was due to additional funds loaned by management.

         The Company believes that its short-term liquidity need will continue to be met through funds invested by management. These funds come from funds put into the Company met the deferral of salary accrued to management. Long-term liquidity is anticipated to be met through a stock offering. The Company is currently in discussions with underwriters towards the goal of a stock offering.

         Management is also in discussion with private investor group to obtain working capital funds. There can be no assurance that either the stock offering or private funds will be accomplished.

                           Part II - Other Information

Item 1 - Legal Proceedings

         The Company is not currently involved in any legal proceedings to the best of management's knowledge.

Item 2 - Changes in Securities and Use of Proceeds

         There are none.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         In June, 2000, the Company decided not to pursue the extension of the IDA bond offering for several reasons including:

         c) The potential for construction permit approval delays from the Adirondack Park Agency (APA) regarding building size. In March, 2000, the Company became aware of APA's authority regarding the construction of buildings exceeding 10,000 square feet. APA approval for the larger structures was rarely received. The Company determined that building several smaller structures was not feasible due to the property size.

         d) The bond agreement required hiring of full-time employees. This number of full-time employees is not necessary for the operations anticipated by the Company and based on the allowed building size.

         The Company reserves the right to resubmit for an IDA bond for a site facility. The Company presently intends to pursue other, less costly, forms of funding for construction for a 10,000 square foot bottling facility.

         The Company, in June, 2000, signed a sales representative agreement with JRF Sports and Leisure Marketing, as well as Blackstone International, to represent the sale of its products to retailers in the sport and health and fitness markets. Under the terms of the agreement, the sales representatives work on commission basis. As such, they will each receive 5% of paid net sales.

         The Company has filed for trademark for the name HYDRO-LYTE. The product is a spring water based, electrolyte enhanced, flavored sports water.

         The Company's products are the official waters of the International Federation of Bodybuilders (IFBB) and the 2000 Ms Olympia; 2000 Mr. Olympia; 2000 Fitness Olympia and the Olympia Weekend 2000.

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits - Exhibit 27 - Financial Data Schedule

         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                125 MICHAEL DRIVE
                             SYOSSET, NEW YORK 11791

In accordance with Item 310(b) of Regulation S-B, it is the opinion of management that all adjustments necessary in order to make the financial statements not misleading have been made.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 28, 2000                            /s/ David Sackler
                                           -----------------------------------
                                           PRESIDENT & CHIEF EXECUTIVE OFFICER

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
    27          Financial Data Schedule