Form 10QSB
period 2000-08-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2000-11-07
CIK 1074075

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from______________ to _____________

                   Commission file number ___0-30276__________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes......  No.........

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes..... No.....

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,881,000

         Transitional Small Business Disclosure Format (check one):
                  Yes.........                 No......

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX


                                                                        Page No.
Part I - Financial Information

   Item 1 - Financial Statements (unaudited)

      Balance Sheets - August 31, 2000 and August 31, 1999 (Unaudited)         1

      Statements of Operations - Three Months ended August 31, 2000 and
         1999 and period March 7, 1997 (inception) to August 31, 2000        2-3

      Statements of Cash Flows - Three Months ended August 31, 2000 and
         1999 and period March 7, 1997 (inception) to August 31, 2000          4

      Notes to Financial Statements                                         5-12

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13

Part II - Other Information

   Item 1 - Legal Proceeding                                                  14

   Item 2 - Changes in Securities and Use of Proceeds                         14

   Item 5 - Other Information                                                 14

   Item 6 - Exhibits and reports on Form 8-K                                  14

Signatures                                                                    16

                                                                              (A DEVELOPMENT STAGE COMPANY)

                                                                                             BALANCE SHEETS
                                                                                                (UNAUDITED)

                                                                                                 AUGUST 31,
===========================================================================================================
                                                                              2000               1999
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash                                                                 $      17,240      $      18,938
     Accounts Receivable - Trade                                                 25,602             31,132
     Deferred Offering Costs                                                      2,450                  0
     Inventory                                                                   31,716                  0
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                             77,008             50,070
-----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Site Development                                                            85,027             77,466
     Office Equipment, Displays                                                  15,324              7,824
     Trademark                                                                   21,165             13,507
     Accumulated Depreciation, Amortization                                     (12,796)            (3,365)
-----------------------------------------------------------------------------------------------------------
TOTAL PROPERTY AND EQUIPMENT                                                    108,720             95,432
-----------------------------------------------------------------------------------------------------------

OTHER ASSET
     Security Deposits                                                           24,712             24,712
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $     210,440      $     170,214
===========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Debentures Payable                                                   $      46,350      $           0
     Accounts Payable                                                           147,916             75,301
     Accrued Salary                                                             259,648            162,333
     Loan Payable                                                                99,937             79,967
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       553,851            317,601
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,931,000 and 13,881,000 Issued and Outstanding                           35,720             15,220
     Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
      Value; 20,000 Shares Issued                                                   200                200
     Paid-in Capital                                                            524,723            369,683
     Deficit Accumulated During Development Stage                              (904,054)          (532,490)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (343,411)          (147,387)
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     210,440      $     170,214
===========================================================================================================

                                                          ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                        (A DEVELOPMENT STAGE COMPANY)

                                                   STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                                             DURING DEVELOPMENT STAGE
                                                                                          (UNAUDITED)

                                                                                       FOR THE PERIOD
=====================================================================================================
                                                         June 1,       June 1,          March 7, 1997
                                                          2000 to      1999 to         (inception) to
                                                         August 31,   August 31,          August 31,
                                                           2000          1999               2000
-----------------------------------------------------------------------------------------------------
REVENUES
     Sales                                             $     25,515    $         0     $      84,456

COST OF SALES                                               (33,913)         3,877          (166,298)
-----------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                          (8,398)        (3,877)          (81,842)
-----------------------------------------------------------------------------------------------------

EXPENSES
     Officer's Salary                                        25,000         18,000           333,333
     Promotion                                                5,350         25,000             5,350
     Consulting, Professional Fees                            4,700          6,550           201,027
     Utilities, Telephone                                     2,365            131            20,779
     Office Rent, Expenses                                   14,703          4,712           133,060
     Taxes                                                        0            459            11,440
     Insurance                                                1,252              0             9,356
     Travel, Auto Expense                                     5,014              0            28,655
     Equipment Rental                                             0              0             8,399
     Supplies, Miscellaneous                                  2,357            290            40,327
     Depreciation, Amortization                                 613            561             3,534
-----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                               61,354         37,703           795,260
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
     Rent Income                                              9,900          1,250            50,047
     Startup Costs                                                0              0           (75,000)
     Stock Placement Fees                                    (1,500)             0            (1,999)
-----------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                                 8,400        (40,330)          (26,952)
-----------------------------------------------------------------------------------------------------

NET (LOSS)                                                  (61,352)       (76,648)         (904,054)
-----------------------------------------------------------------------------------------------------


                                                          ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                        (A DEVELOPMENT STAGE COMPANY)

                                                   STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                                 DURING DEVELOPMENT STAGE (Continued)
                                                                                          (UNAUDITED)

                                                                                       FOR THE PERIOD
=====================================================================================================
                                                         June 1,       June 1,          March 7, 1997
                                                          2000 to      1999 to         (inception) to
                                                         August 31,   August 31,          August 31,
                                                           2000          1999               2000
-----------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - BEGIN                             $   (842,702)   $  (492,160)    $           0
-----------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - END                               $   (904,054)   $  (532,490)    $    (904,054)
=====================================================================================================

(LOSS) PER SHARE - BASIC                               $       (.00)   $      (.01)    $        (.06)

(LOSS) PER SHARE - DILUTED                             $       (.00)   $      (.01)    $        (.06)
=====================================================================================================

SHARES USED IN PER SHARE
 CALCULATION - Basic                                     15,931,000     13,547,000        15,931,000
SHARES USED IN PER SHARE
 CALCULATION - Diluted                                   15,981,000     13,647,000        15,981,000
=====================================================================================================

                                                                ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                              (A DEVELOPMENT STAGE COMPANY)

                                                                                    STATEMENT OF CASH FLOWS
                                                                                                (UNAUDITED)

                                                                                             FOR THE PERIOD
===========================================================================================================
                                                                June 1,          June 1,       March 7, 1997
                                                                2000 to          1999 to      (inception) to
                                                               August 31,       August 31,      August 31,
                                                                  2000             1999            2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                 $    (61,352)   $    (40,330)   $   (904,054)
     Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
       Depreciation and Amortization                                 2,074           3,020          12,796
       Increase in Accounts Receivable                             (15,404)        (31,132)        (25,602)
       Increase in Inventory                                         9,716               0         (31,716)
       Increase in Accrued Expense                                  25,001          19,000         259,648
       (Increase) in Deferred Offering Costs                             0               0          (2,450)
       Increase in Accounts Payable                                     87          32,067         147,916
-----------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                                        (39,878)        (17,375)       (543,462)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Site Development                                                    0               0         (85,027)
     Purchase of Equipment                                               0               0         (15,324)
     Increase in Security Deposits                                       0               0         (24,712)
     Payments for Trademark Acquisition                                  0         (13,507)        (21,165)
-----------------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                  0         (13,507)       (146,228)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM BY FINANCING
 ACTIVITIES
     Issuance of Debentures                                         46,350               0          46,350
     Issuance of Preferred Stock                                         0               0         200,233
     Increase in Loan Payable                                       10,000          49,063          99,937
     Sale of Common Stock                                                0               0         360,410
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                         56,350          49,063         706,930
-----------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                     16,472          18,181          17,240

CASH - BEGINNING                                                       768             757               0
CASH - ENDING                                                 $     17,240    $     18,938    $     17,240
===========================================================================================================
SUPPLEMENTAL DISCLOSURES:
     Conversion of Loan Payable to Preferred Stock            $          0    $    200,233    $    200,233
     Stock Placement Fees                                     $        499    $          0             499
     Stock Issued for Professional Fees                       $          0    $        904    $     75,000
===========================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================


NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization for the quarter ending August 31, 2000 was $352.


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


NOTE 7 - PREFERRED STOCK

         In August, 1998, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of undesignated preferred stock with a $.01 par value. The Board of

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

NOTE 7 - PREFERRED STOCK (CONTINUED)

         Directors is authorized to issue preferred stock in one or more series with varying designations preferences or other special rights. The Board has issued 20,000 shares of Series A redeemable preferred stock, par value $.01 per share.Series A redeemable preferred stock shall contain preferential liquidation rights in the amount of $200,233 but is not entitled to dividends or voting rights, except as to matters which may adversely affect the rights of the Series A redeemable preferred stock or as otherwise required by law. Redemption of this stock, at the Company's option, could start January 1, 2001 through payments of up to 20% of the Company's pre-tax profit.


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

         The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003.

         Minimum annual rentals for the year ending:

                  August 31, 2001                    $  79,993
                  August 31, 2002                       57,929
                  August 31, 2003                       25,947
                  August 31, 2004                            0
                                               ---------------
                                                     $ 163,869
                                               ===============

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

NOTE 8 - COMMITMENTS, CONTINGENCIES (CONTINUED)

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                  June 31, 1999      March 1,      March 7, 1997
                                  to August 31,    1999 to May    (inception) to
                                       2000          31, 1999       May 31, 2000
        ------------------------------------------------------------------------

        Compensation recorded        $25,000          $18,000           $333,333
        Compensation paid                  0                0             73,686
        Compensation deferred         25,000           18,000            259,648

        Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

        March 1, 2000 - February 28, 2001                            $ 100,000
        March 1, 2001 - February 28, 2002                              100,000
        March 1, 2002 - April 30, 2002                                  16,667
                                                                   -----------
                                                                     $ 216,667
                                                                   ===========

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

NOTE 11 - DEVELOPMENT BOND

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

NOTE 12 - SUBSEQUENT EVENTS

         The Company has filed for two trademarks:

         1) for the name HYDRO-LITE. The product is a spring water based, electrolyte enhanced, flavored sports water.
         2) for the name ADAMS ALE which is water contained in a beer shaped bottle. This will be marketed to beverage distributors.

         The Company's products are the official waters of the International Federation of Bodybuilders (IFBB) and the 2000 Ms Olympia; 2000 Fitness Olympia and the Olympia Weekend 2000.

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                                 AUGUST 31, 2000
================================================================================

NOTE 13 - STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended August 31, 2000 and 1999, the status of these options was as follows:
                                                       2000                              1999
                                                       ----                              ----
                                             Number of    Option Price per     Number of    Option Price per
                                              Shares            Share           Shares            Share
        ---------------------------------------------------------------------------------------------------
        Options outstanding at
         beginning of period                   100,000          $0.20            100,000          $0.20
        Options granted during the
         period                                      0                                 0
        Options outstanding and
         exercisable at end of period          100,000          $0.20            100,000          $0.20

         None of the options granted by the company were exercised, forfeited or expired during the quarters ended August 31, 2000 and 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

         RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended August 31, 2000 as compared to the same period in 1999.

         However, for the three months ended August 31, 2000, the Company had sales of $22,296 with a gross profit of $2,800, a 12.6% gross profit margin. The cost of sale for the quarter consisted of ground rent and costs of bottling.

         General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary. The office rent costs are partially offset by $9,900 in sublease rental income.

         LIQUIDITY AND CAPTIAL RESOURCES

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of August 31, 2000 the Company's working capital is $(476,843).

         Net cash used by operations for the three months ended August 31, 2000 was primarily due to the accrued officer's salary. Net cash from financing activities was due to additional funds loaned by management.

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


October 25, 2000                          /s/ David Sackler
                                          -----------------------------------
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER