Form 10QSB
period 2000-11-30
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2001-05-18
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000
                                               -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from______________ to _____________

                         Commission file number 0-30276
                                                -------

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

          NEW YORK                                           11-3377469
-----------------------------                      -----------------------------
(State or other jurisdiction                              (I.R.S. Employer
incorporated or organization)                            Identification No.)

                 125 Michael Drive, Suite 101, Syosset, NY 11791
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (516) 921-7288
                           ---------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,881,000

      Transitional Small Business Disclosure Format (check one):

                            Yes [ ]            No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I - Financial Information

      Item 1 - Financial Statements (unaudited)

            Balance Sheets - November 30, 2000 and
               November 30, 1999(Unaudited) .............................     3

            Statements of Operations - Three Months ended
               November 30, 2000 and 1999 and period
               March 7, 1997 (inception) to November 30, 2000 ...........   4-5

            Statements of Cash Flows - Three Months ended
               November 30, 2000 and 1999 and period
               March 7, 1997 (inception) to November 30, 2000 ...........     6

            Notes to Financial Statements ...............................  7-13

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................... 14-15

Part II - Other Information

      Item 1 - Legal Proceedings.........................................    16

      Item 2 - Changes in Securities and Use of Proceeds ................    16

      Item 4 - Submission of Matters to a Vote of Security Holders ......    16

      Item 5 - Other Information ........................................    16

      Item 6 - Exhibits and Reports on Form 8-K .........................    16

      Signatures ........................................................    17

                                                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                 (A DEVELOPMENT STAGE COMPANY)

                                                                                BALANCE SHEETS
                                                                                   (UNAUDITED)

                                                                                  NOVEMBER 30,

==============================================================================================
                                                                       2000           1999
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                              $   5,893      $   4,384
   Accounts Receivable - Trade                                          57,206         31,132
   Deferred Offering Costs                                               2,450          2,450
   Inventory                                                            31,716         24,034
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    97,265         62,000
----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Site Development                                                     85,027         77,466
   Office Equipment, Displays                                           15,324          7,824
   Trademark                                                            21,165              0
   Accumulated Depreciation, Amortization                              (15,841)        (5,903)
----------------------------------------------------------------------------------------------
TOTAL PROPERTY AND EQUIPMENT                                           105,675         79,387
----------------------------------------------------------------------------------------------

OTHER ASSET
   Deposits                                                                  0         13,507
   Security Deposits                                                    24,712         24,712
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $ 227,652      $ 179,606
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Debentures Payable                                                $  46,350      $       0
CURRENT LIABILITIES
   Accounts Payable                                                    169,865        147,694
   Accrued Salary                                                      284,647        150,333
   Loan Payable                                                        127,887         81,467
   Payroll Tax Payable                                                       0         32,376
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              645,227        411,870
----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common Stock - Authorized 40,000,000 Shares $.01 Par Value;          35,720         35,220
    15,931,000 and 13,881,000 Issued and Outstanding
   Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par           200            200
    Value; 20,000 Shares Issued
   Paid-in Capital                                                     524,723        424,683
   Deficit Accumulated During Development Stage                       (978,218)      (692,367)
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (417,575)      (232,264)
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 227,652      $ 179,606
==============================================================================================

                                                                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                (A DEVELOPMENT STAGE COMPANY)

                                                           STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                                                     DURING DEVELOPMENT STAGE
                                                                                                  (UNAUDITED)

                                                                                               FOR THE PERIOD

=============================================================================================================
                                                          September 1,       September 1,      March 7, 1997
                                                            2000 to            1999 to        (inception) to
                                                          November 30,       November 30,       November 30,
                                                             2000               1999               2000
-------------------------------------------------------------------------------------------------------------
REVENUES
     Sales                                               $      32,328      $      10,197      $     116,784

COST OF SALES                                                  (18,310)            20,065           (184,608)
-------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                            (14,018)            (9,868)           (67,824)
-------------------------------------------------------------------------------------------------------------

EXPENSES
     Officer's Salary                                           25,000             31,000            358,333
     Promotion                                                   2,390                  0              7,740
     Consulting, Professional Fees                              39,727             24,000            240,754
     Commission                                                      0                900                  0
     Utilities, Telephone                                        4,151                  0             24,930
     Office Rent, Expenses                                      19,899             15,769            152,959
     Taxes                                                           0              1,836             11,440
     Insurance                                                       0                  0              9,356
     Travel, Auto Expense                                        4,343              1,532             32,998
     Equipment Rental                                                0                  0              8,399
     Supplies, Miscellaneous                                     1,288                  0             41,615
     Depreciation, Amortization                                  1,584             (2,191)             5,118
-------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  98,382             72,846            893,642
-------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
     Rent Income                                                10,200             12,250             60,247
     Startup Costs                                                   0            (75,000)           (75,000)
     Stock Placement Fees                                            0                  0             (1,999)
-------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                                   10,200            (62,750)           (16,752)
-------------------------------------------------------------------------------------------------------------

NET (LOSS)                                                     (74,164)          (145,464)          (978,218)
-------------------------------------------------------------------------------------------------------------

                                                                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                (A DEVELOPMENT STAGE COMPANY)

                                                           STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                                         DURING DEVELOPMENT STAGE (CONTINUED)
                                                                                                 (UNAUDITED))

                                                                                               FOR THE PERIOD

=============================================================================================================
                                                          September 1,       September 1,      March 7, 1997
                                                            2000 to            1999 to        (inception) to
                                                          November 30,       November 30,       November 30,
                                                             2000               1999               2000
-------------------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - BEGIN                               $    (904,054)     $    (596,903)     $           0
-------------------------------------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - END                                 $    (978,218)     $    (692,367)     $    (977,247)
=============================================================================================================

(LOSS) PER SHARE - BASIC                                 $        (.00)     $        (.00)     $        (.06)

(LOSS) PER SHARE - DILUTED                               $        (.00)     $        (.00)     $        (.06)
=============================================================================================================

SHARES USED IN PER SHARE
 CALCULATION - Basic                                        15,931,000         15,881,000         15,931,000
SHARES USED IN PER SHARE
 CALCULATION - Diluted                                      15,981,000         15,981,000         15,981,000
=============================================================================================================

                                                                          ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                        (A DEVELOPMENT STAGE COMPANY)

                                                                                              STATEMENT OF CASH FLOWS
                                                                                                          (UNAUDITED)

                                                                                                       FOR THE PERIOD

=====================================================================================================================
                                                                 September 1,       September 1,      March 7, 1997
                                                                   2000 to            1999 to        (inception) to
                                                                 November 30,       November 30,      November 30,
                                                                     2000               1999              2000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                   $     (74,164)     $     (61,830)     $    (978,218)
     Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
       Depreciation and Amortization                                    3,045                561             15,841
       (Increase) Decrease in Accounts Receivable                     (31,604)                 0            (57,206)
       (Increase) Decrease in Inventory                                     0            (24,034)           (31,716)
       Increase (Decrease) in Accrued Expense                          24,999                  0            284,647
       (Increase) Decrease in Deferred Offering Costs                       0             (2,450)            (2,450)
       Increase in Accounts Payable                                    21,949             62,030            169,865
       Increase in Payroll Tax Payable                                 16,478              9,670             16,478
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                                           (39,297)           (16,053)          (582,759)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Site Development                                                       0                  0            (85,027)
     Purchase of Equipment                                                  0                  0            (15,324)
     Increase in Security Deposits                                          0                  0            (24,712)
     Payments for Trademark Acquisition                                     0                  0            (21,165)
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                     0                  0           (146,228)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM BY FINANCING
 ACTIVITIES
     Issuance of Debentures                                                 0                  0             46,350
     Issuance of Preferred Stock                                            0                  0            200,233
     Increase in Loan Payable                                          27,950              1,500             99,937
     Sale of Common Stock                                                   0                  0            360,410
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                            27,950              1,500            734,880
--------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                       (11,347)           (14,553)             5,893

CASH - BEGINNING                                                       17,240             18,937                  0
--------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                   $       5,893      $       4,384      $       5,893
=====================================================================================================================
SUPPLEMENTAL DISCLOSURES:
     Conversion of Loan Payable to Preferred Stock              $           0      $           0      $     200,233
     Stock Placement Fees                                       $           0      $           0                499
     Stock Issued for Professional Fees                         $           0      $           0      $      75,000
=====================================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                               NOVEMBER 30, 2000

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

                                                               NOVEMBER 30, 2000

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

                                                               NOVEMBER 30, 2000

================================================================================


NOTE 3 - INVESTMENT - TRADEMARK

      On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to November 30, 2000 was $1,352. Amortization for the quarter ending November 30, 2000 included $444 of previously unrecorded amortization.


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

      During February 2000, the Company sold 50,000 units consisting of 1 share of common stock with 1 warrant at $2.00 per unit. The warrants allow the holder to obtain additional shares at $3.00 per share.


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

                                                               NOVEMBER 30, 2000

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

      The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003.

      Minimum annual rentals for the year ending:

            November 30, 2001    $  88,810
            November 30, 2002       88,810
            November 30, 2003       79,008
            November 30, 2004       30,000
                                 ---------
                                 $ 286,628
                                 =========

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

                                                               NOVEMBER 30, 2000

================================================================================


NOTE 8 - COMMITMENTS, CONTINGENCIES (CONTINUED)

      The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                September 1,    September 1,
                                   2000 to         1999 to       March 7, 1997
                                November 30,    November 30,    (inception) to
                                    2000            1999         May 31, 2000
      -------------------------------------------------------------------------

      Compensation recorded          $25,000         $18,000          $333,333
      Compensation paid                    0               0            73,686
      Compensation deferred           25,000          18,000           259,648

      Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

      For the Year ended:
      November 30, 2000 - February 28, 2001   $ 100,000
      December 1, 2001 - April 30, 2002          41,667
                                              ---------
                                              $ 141,667
                                              =========

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

                                                               NOVEMBER 30, 2000

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

                                                               NOVEMBER 30, 2000

================================================================================


NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

      Marketing - The Company is negotiating with Leisure Concepts, Inc. for two license agreements for supplying bottled water for World Championship Wrestling and Pokemon. The fee arrangement has not been completed, but management feels that the fee will be 12%.

      Consulting Agreement - The Company has signed a consulting agreement with American Equity Financing, Inc. a New York corporation. The Company hereby engages and retains Consultant, and Consultant hereby agrees to render services and advice to the Company for a two (2) year period commencing December 18, 2000 and ending December 17, 2002. The Company shall compensate the Consultant as follows: (I) The payment of annual fee $132,000.00 or one initial payment of 660,000 shares of free trading common stocks. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company.


NOTE 13- STOCK OPTIONS

      Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended November 30 2000 and 1999, the status of these options was as follows:

                                                 2000                       1999
                                                 ----                       ----
                                          Number   Option Price      Number    Option Price
                                        of Shares    per Share     of  Shares    per Share
      -------------------------------------------------------------------------------------
      Options outstanding at
       beginning of period               100,000     $   0.20        100,000     $   0.20
      Options  granted during the
       period                                  0                           0
      Options outstanding and
       exercisable  at end of period     100,000     $   0.20        100,000     $   0.20

      None of the options granted by the company were exercised, forfeited or expired during the quarters ended November 30, 2000 and 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

      The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 29, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of November 30, 2000, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

      FORWARD LOOKING STATEMENTS

      When used in this Form 10QSB and in future filings by Adirondack Pure Springs Mt. Water Co., Inc. (Adirondack) with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

      MARKETING

      Adirondack sponsors the largest professional bodybuilding show on the East Coast, The Night of The Champions Bodybuilding Contest, in New York City. AvivA Springs is official water of the event.

      Adirondack furthers its relationship with the health and fitness industry as Max02 and AvivA Springs are named the Official Waters of the International Federation of Bodybuilders Pro Division (I.F.B.B.), Ms. Olympia, Fitness Olympia, Ms. Olympia, and Olympia Weekend 2000. Adirondack's Max02 and AvivA Spring will hold the same designation in 2001.

      Adirondack's AvivA Springs is named the Official Bottled Water of The Hamptons Music Festival, a three-week classical music festival in East Hampton.

      Adirondack is named the exclusive private labeled bottled water supplier to Tree of Life/ Gourmet Awards Distributing, the largest natural and health foods distributor in the United States. Tree of Life's Blue Mountain Spring Water will have its distribution expanded into all of its distribution centers throughout the United States in 2001.

      AGREEMENT WITH GENERAL NUTRITION CENTERS

      Adirondack agrees with General Nutrition Centers that Max02 will be carried in all 4,400 GNC stores throughout the United States. Distribution is to begin at the end of the first quarter 2001 for the Northeast region, followed by the Southern and Western regions. A joint promotion between Adirondack, GNC and the I.F.B.B. will begin in the first quarter of 2001 for a 10-month sweepstakes for trips to the most prestigious Bodybuilding and fitness events in the United States, the Night of the Champions and the Olympia contests.

      NEW PRODUCT

      Adirondack begins negotiations with Phoenix Laboratories, owners of the national chain of vitamin stores, Great Earth Vitamin Stores, and the sports nutrition company, Bodyonics/Pinnacle. A joint venture for the development, production and distribution of AquaLean, a value added bottled water that is an anti-oxidant and thermogenic beverage is formed with product introduction expected at the end of the first quarter of 2001, and national rollout in the 2nd quarter of 2001.

      RESULTS OF OPERATIONS

      As the Company is in its development stage, there is no relevant comparison with operations for the three months ended November 30 as compared to the same period in 1999.

      General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary. The office rent costs are partially offset by $10,200 in sublease rental income.

      LIQUIDITY AND CAPTIAL RESOURCES

      The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of November 30, 2000, the Company's working capital is $(547,962).

      Net cash used by operations for the three months ended November 30, 2000 was primarily due to the accrued officer's salary. Net cash from financing activities was due to additional funds loaned by management.

      The Company believes that its short-term liquidity need will continue to be met through funds invested by management. These funds come from funds put into the Company met the deferral of salary accrued to management. Long-term liquidity is anticipated to be met through a stock offering. The Company is currently in discussions with underwriters towards the goal of a stock offering.

      Management is also in discussion with private investor groups to obtain working capital funds. There can be no assurance that either the stock offering or private funds will be accomplished.

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


February 14, 2001                         /s/ DAVID SACKLER
                                          -----------------------------------
                                          David Sackler
                                          President & Chief Executive Officer