Form 10KSB
period 2001-02-28
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2001-07-24
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2001.

   [ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the transition period from       to
                                                                -----    -----

                         Commission file number   0-30276
                                                -----------

                   Adirondack Pure Springs Mt. Water Co., Inc.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

             New York                                   11-3377469
    ----------------------------                     ----------------
    (State or other jurisdiction                     (I.R.S. Employer
    incorporated or organization)                   Identification No.)

                          125 Michael Drive, Suite 101
                             Syosset, New York 11791
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 921-7288

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for fiscal year ended February 28, 2001 were $188,179. The aggregate market value of the voting stock held by non-affiliated of the Registrant as of July 19, 2001 was approximately $890,178 based upon the last reported sale, which occurred in July 19, 2001. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

         The number of shares of the Registrant's Common Stock outstanding as of July 18, 2001 was 16,691,000.

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

Additionally, we have developed our own proprietary brand of water, AVIVA SPRINGS, for which we have filed for a Trademark. Additionally, we have filed for a Trademark for an additional proprietary branded product called Adam's Ale, which is a bottled water product, as well as filing a trademark for application for a proprietary branded product to be named Hydro-Lyte, which is to be a natural water based electrolyte replacement drink geared towards the health and fitness industry. Adirondack intends to market AVIVA SPRINGS through its established relationships with those distributors and end users that are interested in purchasing Adirondack's premium quality product, but do not have the interest or ability to properly market a private label of their own.

AVIVA SPRINGS sales will initially focus on the health and fitness field to offset the seasonality of sales generally attributed to the beverage and water industry in the northeast. The revenue/sales high point of the health and fitness season is the same time of year as the low revenue/sales point of the beverage season.



     Adirondack has focused on the development and sales of its proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market.

Until construction of our bottling facility, Adirondack will continue to utilize independent bottlers to produce its products. Adirondack had a preliminary agreement for the authorization of tax-exempt industrial development bonds in the principal amount of up to $4,650,000 with the Counties of Warren and Washington Industrial Development Agency, which was subject to several conditions, to construct a plant of upwards of 50,000 square feet. After further due diligence, we decided not to pursue the IDA bond to construct the facility for several reasons, including: the potential for construction permit and approval delays due to the Adirondack Park Agencies concern about buildings over 10,000 square feet being built in the park environs, and the bond agreement for the employee hiring requirement would be extraneous for a facility under 40-50,000 square feet. We are however, reserving our right to resubmit for a new bond under different conditions, and are pursuing less costly and restrictive funding for a facility in that would satisfy the Agency needs and our needs.

Industry Overview and Factors That May Affect Future Results

According to the 2000 Beverage World Magazine Beverage Market Index, the Bottled Water market has grown in Wholesale Sales ($4.33 billion in 1998 to $4.94 billion in 1999), Retail Sales ($5.2 billion in 1998 to $5.92 billion in 1999) and Gallonage Volume or Consumption (3.77 billion in 1998 to 4.26 billion in 1999). In 2000, the convenience size segment of bottled water grew 28 percent, nearly 5 times the growth of soft drinks, (the entire bottled water segment grew 7%) with total volume rising 8.3 percent (more than 5 billion gallons, doubling its volume in 8 years) and wholesale dollars increasing 9.3 percent. Additionally, Only 44.9% of the Bottled Water market is sold by the Top 10 Brands in the United States, leaving 55.1% of the market available to smaller companies and private label brands.

The bottled water market comprises three major segments: non-sparkling (92% of the bottled water market), sparkling (8% of the bottled water market)and imported water (Participates in both the non-sparkling and sparkling segments).

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

Adirondack believes that a significant constraint on the entry of new brands is limited retail shelf space. Retailers have limited ability to display a variety of brands, despite the many different bottled water brands available. Most waters displayed are either regional brands, national brands and private labeled or store brands. Because of competition for available shelf space, food and beverage distributors, as well as retailers themselves, have realized the profit potential of private labeled water in addition to selling regional and national brand water. Subsequently, according to Beverage Aisle magazine, supermarket private label bottled waters outsell regional and national brands by 3 to 1 margin.

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


ITEM 2.  DESCRIPTION OF PROPERTY

Adirondack has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides for exclusive rights to four water sources, as well as five acres of property to build a bottling plant. Adirondack's primary water source is located 2700 feet up a mountain from the proposed bottling plant site and flows into a protected, natural mountain and spring reservoir at an approximate minimum rate of 550,000 gallons per day of natural mountain and spring water. At this rate, our primary source is capable of producing an estimated minimum 200,000,000 gallons of natural mountain and spring water per year. Our three other sources flow at more that 50% of the primary source's flow rate, with a product of similar high quality. The three other sources are within one mile of our proposed bottling plant site. The lease term for the water source is for five (5) years expiring May, 2002 with two five (5) year renewal options. If the bottling plant (see below) is constructed, the lease term extends to 2029.

Adirondack's principal executive, administrative and marketing operations are currently located in 3750 sq. ft. of leased office space in Syosset, New York. Portions of this space are subleased until such time Adirondack needs the space. This lease expires September 30, 2003.

The bottling plant that is to be built will consist of up to office, water analyzes laboratory and production space that will initially consist of one bottling and packaging line that will allow for product line and size flexibility, with an expansion capacity. A storage facility may be constructed next to or attached to the plant if nearby storage is unavailable. The bulk water filling station will remain at its current location outside of the main facility.


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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock commenced trading on the Over the Counter Bulletin Board (OTCBB) on January 31, 2001 under the symbol APSW. Prior to January 31, 2001 ther was no market for the Company's Common Stock. The closing bid price for the Common Stock as reported by the OTCBB on July 18, 2001 was $.13 At the close of business on July 18, 2001 ther were 47 holders of record of the Company's Common Stock. The Company has not paid any dividends on the Common Stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the Common Stock, if any, will be dependant on the Company's financial result and condition, any dividends due upon any preferred stock, and such other factors as may be deemed relevant by its Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Results of Operations

Fiscal 2000 vs. Fiscal 1999

The Company is still in the development stage. The Company had sales of $188,179 in fiscal 2000 as opposed to $36,645 in fiscal 1999. Gross profit increased and there was a decreased loss in fiscal 2000 due to a full year of production and increased sales, despite increased costs of production and sales and marketing efforts. Further, there were no one time charges for start-up costs as there were in fiscal 1999. The loss for fiscal 2000 was $280,249 as opposed to $387,629 for fiscal 1999. General and administrative expenses increased from $309,939 in fiscal 1999 to $399,432 in fiscal 2000 due in large part to the various consulting contracts and associated marketing costs as mentioned above.

Rental income increased to $38,206 in fiscal 2000 from $27,246 in fiscal 1999. Management expects this level of rental income to increase marginally over the next two years.

Adirondack intends to increase its market position in the health and fitness industry through both the Company's brand placement, via sales and marketing efforts that include event marketing and product placement, as well as contract packaging with companies that are established in the health and fitness industry. The company also intends to continue its short and long term strategy of increasing its ability to service both wholesale/retail and contract packaging clientele, as well as more effectively producing and selling its products, by pursuing viable joint venture or merger/acquisition candidates throughout North America that are capable of enhancing our production capabilities and that are geographically positioned to limit extensive freight costs. No assurances are given that we can accomplish these goals.

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

Since August 1999, Adirondack has been producing water for its own proprietary brand, AVIVA SPRINGS. Adirondack sells AVIVA SPRINGS to wholesalers, distributors and end users throughout the Northeast. AVIVA is also sold in several health club chains in the Northeast. AVIVA SPRINGS is sold primarily in
16.9 ounce size bottles. We continue to pursue product placement and event marketing as well and other creative marketing concepts to gain exposure for AvivA Springs, including the Hamptons Music Festival, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events.

Adirondack has focused on the development and sales of its proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AvivA Springs, and has been the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AvivA Springs in the forefront of the multi-billion dollar health/fitness and supplement industry.

Adirondack is currently negotiating with and expects to enter into a production agreement with Bodyonics/Pinnacle, a leading manufacturer of sports and nutritional supplements. As of the date hereof, no agreement has been executed between the two parties.

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

                                                             Other Capacities
                                                                 in which
Name               Age       Period served as director       currently serving
----               ---       -------------------------       -----------------

David Sackler      34        Since 1997                      President, Chief
                                                             Executive Officer,
                                                             Chairman of the
                                                             Board

David Miller       52        Since 1997                      Vice President-
                                                             Marketing

Ronald Berk        51        Since 1997                      Director

Nick Namit         46        Since 1997                      Director


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

SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                                ----------------------
Name and Principal Position                     Year            Salary
---------------------------                     ----            ------

David Sackler, President                        1999            $100,000 (1)
                                                1998            $100,000 (2)
                                                1997            $ 83,333 (2)

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

                                Number of Shares
Shareholders                    Beneficially Owned       Percent of Class
------------                    ------------------       ----------------

CES Holding Corp. (1)               9,843,474                  61.5%
125 Michael Drive
Syosset, NY 11791

David Sackler
125 Michael Drive
Syosset, NY 11791                           0                     0%

Eugene Stricker                     1,291,842                   8.1%
42 Barret Road
Lawrence, NY 11559

Mark Schindler(2)                     891,842                   5.0%
330 East 75th Street #11C
New York, NY 10021

David Miller                                0                     0%
19A Chestnut Street
Greenvale, NY 11548

Nick Namit                                  0                     0%
3728 East End
Seaford, NY 11783

MRK Enterprises, Inc.               2,000,000                  12.5%
150 East 59th Street
24th Floor
New York, NY 10022

                                Number of Shares
Shareholders                    Beneficially Owned       Percent of Class
------------                    ------------------       ----------------

Ronald Berk                                 0                     0%
211 East 70 St.
New York, NY 10021

SBS Limited Partnership(2)            235,271                   1.5%
c/o Mark Schindler
330 East 75th Street #11C
New York, NY 10021

Directors and Officers
  as a Group (1)                    9,843,474                  61.5%

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

In June, 2000, the company entered into sales representative agreements with JRF Sports, Leisure Marketing, and Blackstone International to represent the sale of its products to retailers in the sport and health and fitness markets. These representatives work exclusively on a commission basis and are to be paid from net sales.

In February, 2001, the Company entered into an agreement with American Equity Financing, Inc. to serve as a consultant and to develop and produce our websites as well as high tech marketing and promotional material for the company. The company was to receive an annual fee of $132,000 or one initial payment of 660,000 shares of free trading common stock and was responsible for all fees and costs related to its production of these materials.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedule. The following documents are filed as part of this report:

         Independent Auditor's Report.
         Financial Statements and Schedules:
               Balance Sheets at February 29, 2001 and February 28, 2000.

               Statements of Operations for the years ended February 29, 2001 and February 28, 2000 and 1999.

               Statements of Shareholders' Equity for the years ended February 28, 2001 and February 29, 2000 and February 28, 1999.

               Statements of Cash Flows for the years ended February 28, 2001 and February 29, 2000 and February 28, 1999.

               Notes to Financial Statements.

         All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the fourth quarter ended February 28, 2001.

(c)      Exhibits.

Exhibit Number                      Description
--------------                      -----------

3 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2.1 of Registrant's Form 10.
3.1 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 2.2 of Registrant's Form 10)
3.2 Bylaws of Registrant. (Incorporated by reference to the Registrant's Form 10.
10.1        1998 Stock Option Plan of Registrant.  (Incorporated by reference to
            Exhibit 3.1 of the Form 10)
10.2 Agreement for conversion of debt to C.E.S. Consultants, Inc. to Series A Redeemable Preferred Stock
10.5 Amended Consulting Agreement between the Registrant and Madison Venture Capital II, Inc. (Incoporated by reference to Exhibit 6.3 of Registrant's Form 10)
10.6 Consulting Agreement between the Registrant and CES Consulting Co., Inc. dated December 31, 1997. (Incoporated by reference to Exhibit
            6.4 of Registrant's Form 10)
10.7        Consulting Agreement between Registrant and MRK Enterprises, Inc.
            dated June 2, 1999. (Incoporated by reference to Exhibit
            6.5 of Registrant's Form 10)


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

Date: July 24, 2001

David Sackler                          By: /s/ DAVID SACKLER
                                           -------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                               Table of Contents
================================================================================

Independent Auditors' Report                                          F - 2

Financial Statements

            Balance Sheets                                            F - 3

            Statements of Changes in Stockholders' Equity             F - 4

            Statement of Operations and Retained Earnings (Deficit)   F - 5

            Statements of Cash Flows                                  F - 7

            Notes to Financial Statements                    F - 8 - F - 14

Independent Auditors' Report



To the Board of Directors of
Adirondack Pure Springs Mt. Water Co., Inc.
Syosset, New York


We have audited the accompanying balance sheets of Adirondack Pure Springs Mt. Water Co., Inc. (a corporation) as of February 28, 2001 and February 29, 2000 and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for the years ended February 28, 2001 and February 29, 2000 and March 7, 1997 (inception) to February 28, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adirondack Pure Springs Mt. Water Co., Inc. as of February 28, 2001 and February 29, 2000 and the results of its operations, changes in stockholders' equity and its cash flows for the periods indicated above in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has negative working capital and a significant accumulated deficit from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




July 19, 2000


                                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                   (A Development Stage Company)

                                                                                  BALANCE SHEETS
================================================================================================
                                                                      February 29,   February 28,
                                                                         2000           2001
------------------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash                                                            $    11,663    $         0
      Accounts Receivable - Trade                                          10,198         57,206
      Deferred Offering Costs                                               2,450          2,450
      Inventory                                                            41,432         29,378
------------------------------------------------------------------------------------------------
Total Current Assets                                                       65,743         89,034
------------------------------------------------------------------------------------------------

Property and Equipment
      Site Development                                                     85,027         85,027
      Trademark                                                                 0         21,164
      Equipment                                                            15,324         15,324
      Accumulated Depreciation, Amortization                               (8,517)       (18,443)
------------------------------------------------------------------------------------------------
Total Property and Equipment                                               91,834        103,072
------------------------------------------------------------------------------------------------

Other Assets
      Investment                                                           17,107              0
      Security Deposits                                                    24,712         24,712
------------------------------------------------------------------------------------------------
Total Other Assets                                                         41,819         24,712
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $   199,396    $   216,818
================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Cash (Overdraft)                                                $         0    $       813
      Accounts Payable                                                    131,350         70,607
      Accrued Salary                                                      219,128        319,128
      Payroll Taxes Payable                                                16,479         16,479
      Debentures Payable                                                        0         46,350
      Loan Payable                                                         74,936        154,187
------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 441,893        607,564
------------------------------------------------------------------------------------------------

Stockholders' Equity
      Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
       15,931,000 and 16,591,000 Issued and Outstanding                    35,720         43,320
      Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
       Value; 20,000 Shares Issued                                            200            200
      Paid-in Capital - Common                                            324,690        450,090
      Paid-in Capital - Preferred                                         200,033        200,033
      Deficit Accumulated During Development Stage                       (803,140)    (1,083,389)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                     (242,497)      (390,746)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   199,396    $   216,818
================================================================================================


                                                                          ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                        (A Development Stage Company)

                                                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        For the Period March 7, 1997 (inception) to February 28, 2001
=====================================================================================================================
                                                                                                            Accum-
                                     Preferred       Stock         Common        Stock        Paid-in       ulated
                                       Shares        Amount        Shares        Amount       Capital       Deficit
---------------------------------------------------------------------------------------------------------------------
Balance - March 7, 1997
 (inception)                                 0    $         0             0   $         0   $         0   $         0

Sale of Stock                                                           100        10,000                           0

Loss for Period                                                                                              (224,246)
---------------------------------------------------------------------------------------------------------------------

Balance - February 28, 1998                  0              0           100        10,000             0      (224,246)

Amendment to Certificate of
 Incorporation - Stock Split                                     13,358,900        10,000             0             0

Conversion of Loan to
 Preferred Stock                        20,000            200                                   200,033             0

Sale of Stock                                                       522,000         5,220       169,650             0

Loss for the Year Ended
 February 28, 1999                                                                                           (191,265)
---------------------------------------------------------------------------------------------------------------------

Balance - February 28, 1999             20,000            200    13,881,000        15,220       369,683      (415,511)

Stock Issued for Professional
 Fees                                                             2,000,000         20,000        55,000            0

Sale of Stock                                                        50,000            500       100,040

Loss for the Year Ended
 February 29, 2000                                                                                           (387,629)
---------------------------------------------------------------------------------------------------------------------

Balance - February 29, 2000             20,000            200    15,931,000        35,720       524,723      (803,140)

Stock Issued for Professional
 Fees                                                               660,000         6,600       125,400

Loss for the Year Ended
 February 28, 2001                                                                                           (270,768)
---------------------------------------------------------------------------------------------------------------------

Balance - February 28, 2001             20,000    $       200    16,591,000   $    42,320   $   650,123   $(1,073,908)
=====================================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
================================================================================

                                                                      March 7,
                                        March 1,      March 1,          1997
                                        1999 to       2000 to     (inception) to
                                        February      February      February 29,
                                        29, 2000      28, 2001          2001
--------------------------------------------------------------------------------

REVENUES
      Sales                           $    36,645    $   188,179    $   224,824
--------------------------------------------------------------------------------

COST OF SALES
      Beginning Inventory                       0         41,432              0
      Bottling Units                       54,029         51,202        110,666
      Site Expense                          9,354          8,100         19,954
      Rent - Site                          30,000         30,000         70,000
      Commissions                           4,650              0          4,650
      Other Selling Expenses                3,641              0          3,641
      Amortization                          6,339          5,846         12,185
      Less:  Ending Inventory             (41,432)       (29,378)       (29,378)
--------------------------------------------------------------------------------

TOTAL COST OF SALES                        60,581        107,202        191,718
--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                       (29,936)        80,977         33,106
--------------------------------------------------------------------------------

EXPENSES
      Officer's Salary                    100,000        100,000        383,333
      Salaries                                  0              0         45,675
      Consulting, Professional Fees       113,490        177,715        372,750
      Utilities, Telephone                  9,658         11,489         26,980
      Office Rent, Expenses                56,198         74,844        178,499
      Taxes                                 6,544            636         11,440
      Promotion                                 0         10,044         10,044
      Insurance                               951          2,702         10,806
      Travel                               11,436         14,171         37,812
      Equipment Rental                          0              0          8,399
      Supplies, Miscellaneous               9,829          4,103         20,428
      Depreciation                          1,833          3,728          5,906
--------------------------------------------------------------------------------

TOTAL EXPENSES                            309,939        399,432      1,112,072
--------------------------------------------------------------------------------

OTHER INCOME EXPENSES
      Rent Income                          27,246         38,206         70,577
      Startup Costs                       (75,000)             0        (75,000)
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)             (47,754)        38,206         (4,423)
--------------------------------------------------------------------------------

NET (LOSS)                               (387,629)      (280,249)    (1,083,389)
--------------------------------------------------------------------------------


                                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                   (A Development Stage Company)

                                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                                                     (Continued)
================================================================================================
                                                                                      March 7,
                                                      March 1,        March 1,          1997
                                                      1999 to         2000 to     (inception) to
                                                    February 29,    February 28,    February 28,
                                                        2000            2001            2001
------------------------------------------------------------------------------------------------
DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - Begin                          $   (415,511)   $   (803,140)   $          0
------------------------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - End                                (803,140)   $ (1,083,389)   $ (1,083,389)
================================================================================================

(LOSS) PER SHARE - Basic                            $       (.02)   $       (.02)   $       (.08)

(LOSS) PER SHARE - Diluted                          $       (.02)   $       (.02)   $       (.08)
================================================================================================

SHARES USED IN PER SHARE CALCULATION -
 Basic                                                15,931,000      16,068,500      14,329,833
SHARES USED IN PER SHARE CALCULATION -
 Diluted                                              15,981,000      16,168,500      14,429,833
================================================================================================


                                                      ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                    (A Development Stage Company)

                                                                          STATEMENT OF CASH FLOWS
=================================================================================================

                                                                                        March 7,
                                                          March 1,       March 1,         1997
                                                          1999 to        1998 to    (inception) to
                                                          February       February     February 29,
                                                          29, 2000       28, 1999         2000
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                          $  (387,629)   $  (280,249)   $(1,083,389)
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and Amortization                        8,172          9,926         18,443
         Increase in Accounts Receivable                    (10,198)       (47,008)       (57,206)
         Decrease (Increase) in Inventory                   (41,432)        12,054        (29,378)
         Increase in Accrued Expense                         75,795        100,000        319,128
         Increase in Deferred Offering Costs                 (2,450)                       (2,450)
         (Decrease) Increase in Accounts Payable            131,350        (60,743)        70,607
         Increase in Payroll Taxes Payable                   10,532                        16,479
-------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                                (215,860)      (266,020)      (747,766)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Site Development                                       (7,561)             0        (85,027)
      Purchase of Equipment                                  (7,500)             0        (15,324)
      Increase in Security Deposits                               0              0        (24,712)
      Acquisition of Trademark                              (17,107)        (4,057)       (21,164)
-------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                     (32,168)        (4,057)      (146,227)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM BY FINANCING
 ACTIVITIES
      Issuance of Preferred Stock                                 0              0        200,233
      Increase in Debentures Payable                              0         46,350         46,350
      Increase in Loan Payable                               74,594         79,251        154,187
      Sale of Common Stock                                  175,540        132,000        492,410
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                 250,134        257,601        893,180
-------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                               2,106        (12,476)

CASH - Beginning                                              9,557         11,663              0
-------------------------------------------------------------------------------------------------

CASH - Ending                                           $    11,663    $      (813)   $      (813)
=================================================================================================
Supplemental Disclosures:
      Conversion of Loan Payable to Preferred Stock     $         0    $         0    $   200,233
      Stock Issued for Professional Fees                $    75,000    $   132,000    $   207,000
-------------------------------------------------------------------------------------------------

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2001
================================================================================

NOTE 1 - ORGANIZATION

         Adirondack Pure Springs Mt. Water Co., Inc. (the Company) is a New York corporation established March, 1997. It was formed to extract, distribute and contract private label mountain water from a stream and spring fed reservoir in both bulk and bottled forms in the northeastern United States. The Company plans to bottle its drinking water at the source near the Village of Lake George, New York. The Company has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides exclusive rights to four water sources, as well as five acres of property to build a bottling plant. The Company's primary water source flows into a protected, natural mountain and spring reservoir at a minimum rate of 560,000 gallons per day of high quality, natural and mountain spring water. This reservoir is located 2,700 feet up a mountain from the proposed bottling plant site.


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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounts Receivable - Management considers all accounts receivable to be collectible. Therefore, no allowance for bad debts has been included in the statements.

         Impairment of Long-Lived Assets - Long-lived assets (i.e., property, plant and equipment) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related asset.

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2001
================================================================================

NOTE 3 - LOAN PAYABLE

         At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock (see also Note 6). The balance represents additional advances during the current three-month period and are non-interest bearing.


NOTE 4 - INCOME TAXES

         No provision for income taxes is required as the Company has incurred losses during its development stage. These losses are available to offset taxable years in the future. The losses will be available until 2018 and 2019, respectively.


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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2001
================================================================================

NOTE 7 - COMMITMENTS, CONTINGENCIES

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

         The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003.

         Minimum annual rentals for the year ending:

                February 28, 2002                  $  82,553
                February 28, 2003                     37,743
                February 29, 2004                      8,712
                                                   ---------
                                                   $ 129,008
                                                   =========

         The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years at a salary of $100,000 per year.

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                   March 7,
                                       March 1,      March 1,        1997
                                       1999 to       2000 to      (inception)
                                     February 29,    February     to February
                                        2000         28, 2001       29, 2000
         -------------------------------------------------------------------

         Compensation recorded        $100,000       $100,000       $383,333
         Compensation paid              35,000              0         64,205
         -------------------------------------------------------------------
         Compensation deferred        $ 65,000       $100,000       $319,128
         ===================================================================

         Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

           March 1, 2001 - February 28, 2002         $100,000
           March 1, 2002 - April 30, 2002              16,667
                                                     --------
                                                     $116,667
                                                     ========

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2001
================================================================================

NOTE 7 - COMMITMENTS, CONTINGENCIES (Continued)

         Consulting Agreement - The Company entered into a two year consulting agreement for business advice and planning, website development and maintenance and other services as requested by the Company. The agreement was dated December 18, 2000 and called for annual payments of $132,000 or a one-time payment of 660,000 shares of common stock. The Company issued the payment of the common stock.


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


NOTE 10 - SUBSEQUENT EVENTS

         Acquisition - In April, 2000, the Company acquired the trademark, tradename, and all associated formulas, packaging, and marketing materials for the product MaxO2 from Creative Beverages of Canada, at a cost of $21,165.

         Marketing - The Company is negotiating with Leisure Concepts, Inc. for two license agreements for supplying bottled water for World Championship Wrestling and Pokemon. The fee arrangement has not been completed, but management feels that the fee will be 12%.

         In June, 2000, the company entered into sales representative agreements with JRF Sports, Leisure Marketing, and Blackstone International to represent the sale of its products to retailers in the sport and health and fitness markets. These representatives work exclusively on a commission basis and are to be paid from net sales.

         The companies products are the official waters of the International Federation of BodyBuilders (IFBB) events including the Mr. Olympia, Ms. Olympia, Fitness Olympia, Night of Champions, and others for 2000 and 2001.

         The companies products are the official waters of the Hamptons Music Festival, a three week classical music festival in Bridgehampton, New York for 2000 and 2001.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 29, 2001
================================================================================

NOTE 11 - STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the years ended February 28, 2001 and February 29, 2000, the status of these options was as follows:

                                                        2001                            2000
                                            ----------------------------    ----------------------------
                                            Number of   Option Price per    Number of   Option Price per
                                             Shares          Share           Shares          Share
         -----------------------------------------------------------------------------------------------
         Options outstanding at
          beginning of period                100,000         $0.20           100,000         $0.20
         Options granted during the
          period                                   0                               0
         Options outstanding and
          exercisable at end of period       100,000         $0.20           100,000         $0.20

         None of the options granted by the company were exercised, forfeited or expired during the years ended February 28, 2001 and February 29, 2000.


NOTE 12 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $518,530. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income.