Form 10QSB/A
period 2001-03-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2001-08-06
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB A/1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended November 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from               to
                                                --------------    -------------

                   Commission file number    0-30276
                                         ----------------

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                   -------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

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

                                 (516) 921-7288
                                 --------------
                           (Issuer's Telephone Number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,881,000

         Transitional Small Business Disclosure Format (check one):
                  Yes [ ]                      No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX


                                                                        Page No.
Part I - Financial Information

         Item 1 - Financial Statements (unaudited)

                  Balance Sheets - November 30, 2000 and November 30,
                     1999 (Unaudited)                                         3

                  Statements of Operations - Three Months ended
                     November 30, 2000 and 1999 and period March 7,
                     1997 (inception) to November 30, 2000                  4-5

                  Statements of Cash Flows - Three Months ended
                     November 30, 2000 and 1999 and period March 7,
                     1997 (inception) to November 30, 2000                    6

                  Notes to Financial Statements                            7-13

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              14-15

Part II - Other Information

         Item 1 - Legal Proceedings                                          16

         Item 2 - Changes in Securities and Use of Proceeds                  16

         Item 4 - Submission of Matters to a Vote of Security Holders        16

         Item 5 - Other Information                                          16

         Item 6 - Exhibits and Reports on Form 8-K                           16

         Signatures                                                          17


                                                           ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                         (A Development Stage Company)

                                                                                        BALANCE SHEETS
                                                                                           (Unaudited)

                                                                                          November 30,

======================================================================================================
                                                                                  2000          1999
------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                                     $    5,893    $    4,384
     Accounts Receivable - Trade                                                  57,206        31,132
     Deferred Offering Costs                                                       2,450         2,450
     Inventory                                                                    31,716        24,034
------------------------------------------------------------------------------------------------------
Total Current Assets                                                              97,265        62,000
------------------------------------------------------------------------------------------------------

Property and Equipment
     Site Development                                                             85,027        77,466
     Office Equipment, Displays                                                   15,324         7,824
     Trademark                                                                    21,165             0
     Accumulated Depreciation, Amortization                                      (15,841)       (5,903)
------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                     105,675        79,387
------------------------------------------------------------------------------------------------------

Other Asset
     Deposits                                                                          0        13,507
     Security Deposits                                                            24,712        24,712
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $  227,652    $  179,606
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Debentures Payable                                                       $   36,450    $        0
     Accounts Payable                                                            169,865       147,694
     Accrued Salary                                                              284,647       150,333
     Loan Payable                                                                127,887        81,467
     Payroll Tax Payable                                                          16,478        32,376
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        645,227       411,870
------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,931,000 and 13,881,000 Issued and Outstanding                            35,720        35,220
     Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
      Value; 20,000 Shares Issued                                                    200           200
     Paid-in Capital                                                             524,723       424,683
     Deficit Accumulated During Development Stage                               (978,218)     (692,367)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                            (417,575)     (232,264)
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  227,652    $  179,606
======================================================================================================


                                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                   (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                                        DURING DEVELOPMENT STAGE
                                                                                     (Unaudited)

                                                                                  For the Period

================================================================================================
                                                                                      March 7,
                                                        September      September       1997
                                                        1, 2000 to     1, 1999 to  (inception) to
                                                        November       November      November
                                                        30, 2000       30, 1999      30, 2000
------------------------------------------------------------------------------------------------
REVENUES
     Sales                                             $  32,328      $  10,197      $  116,784

COST OF SALES                                            (18,310)        20,065        (184,608)
------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                      (14,018)        (9,868)        (67,824)
------------------------------------------------------------------------------------------------

EXPENSES
     Officer's Salary                                     25,000         31,000         358,333
     Promotion                                             2,390              0           7,740
     Consulting, Professional Fees                        39,727         24,000         240,754
     Commission                                                0            900               0
     Utilities, Telephone                                  4,151              0          24,930
     Office Rent, Expenses                                19,899         15,769         152,959
     Taxes                                                     0          1,836          11,440
     Insurance                                                 0              0           9,356
     Travel, Auto Expense                                  4,343          1,532          32,998
     Equipment Rental                                          0              0           8,399
     Supplies, Miscellaneous                               1,288              0          41,615
     Depreciation, Amortization                            1,584         (2,191)          5,118
------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                            98,382         72,846         893,642
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
     Rent Income                                          10,200         12,250          60,247
     Startup Costs                                             0        (75,000)        (75,000)
     Stock Placement Fees                                      0              0          (1,999)
------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                             10,200        (62,750)        (16,752)
------------------------------------------------------------------------------------------------

NET (LOSS)                                               (74,164)      (145,464)       (978,218)
------------------------------------------------------------------------------------------------


                                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                   (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                            DURING DEVELOPMENT STAGE (Continued)
                                                                                    (Unaudited))

                                                                                  For the Period

================================================================================================
                                                                                      March 7,
                                                        September      September       1997
                                                        1, 2000 to     1, 1999 to  (inception) to
                                                        November       November      November
                                                        30, 2000       30, 1999      30, 2000
------------------------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - Begin                             $  (904,054)   $  (596,903)   $         0
------------------------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE - End                               $  (978,218)   $  (692,367)   $  (978,218)
================================================================================================

(LOSS) PER SHARE - Basic                               $      (.00)   $      (.00)   $      (.06)

(LOSS) PER SHARE - Diluted                             $      (.00)   $      (.00)   $      (.06)
================================================================================================

SHARES USED IN PER SHARE
 CALCULATION - Basic                                    15,931,000     15,881,000     15,931,000
SHARES USED IN PER SHARE
 CALCULATION - Diluted                                  15,981,000     15,981,000     15,981,000
================================================================================================


                                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                   (A Development Stage Company)

                                                                         STATEMENT OF CASH FLOWS
                                                                                     (Unaudited)

                                                                                  For the Period

================================================================================================
                                                                                      March 7,
                                                        September      September       1997
                                                        1, 2000 to     1, 1999 to  (inception) to
                                                        November       November      November
                                                        30, 2000       30, 1999      30, 2000
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                           $  (74,164)   $  (61,830)   $ (978,218)
     Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
       Depreciation and Amortization                         3,045           561        15,841
       (Increase) Decrease in Accounts Receivable          (31,604)            0       (57,206)
       (Increase) Decrease in Inventory                          0       (24,034)      (31,716)
       Increase (Decrease) in Accrued Expense               24,999             0       284,647
       (Increase) Decrease in Deferred Offering Costs            0        (2,450)       (2,450)
       Increase in Accounts Payable                         21,949        62,030       169,865
       Increase in Payroll Tax Payable                      16,478         9,670        16,478
------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                                (39,297)      (16,053)     (582,759)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Site Development                                            0             0       (85,027)
     Purchase of Equipment                                       0             0       (15,324)
     Increase in Security Deposits                               0             0       (24,712)
     Payments for Trademark Acquisition                          0             0       (21,165)
------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                          0             0      (146,228)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM BY FINANCING
 ACTIVITIES
     Issuance of Debentures                                      0             0        46,350
     Issuance of Preferred Stock                                 0             0       200,233
     Increase in Loan Payable                               27,950         1,500       127,887
     Sale of Common Stock                                        0             0       360,410
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                 27,950         1,500       734,880
------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                            (11,347)      (14,553)        5,893

CASH - Beginning                                            17,240        18,937             0
------------------------------------------------------------------------------------------------

CASH - Ending                                           $    5,893    $    4,384    $    5,893
================================================================================================
Supplemental Disclosures:
     Conversion of Loan Payable to Preferred Stock      $        0    $        0    $  200,233
     Stock Placement Fees                               $        0    $        0           499
     Stock Issued for Professional Fees                 $        0    $        0    $   75,000
================================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                               November 30, 2000
================================================================================

NOTE 8 - COMMITMENTS, CONTINGENCIES (Continued)

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                      September      September      March 7,
                                      1, 2000 to     1, 1999 to      1997
                                      November       November    (inception) to
                                      30, 2000       30, 1999     May 31, 2000
         ----------------------------------------------------------------------

         Compensation recorded        $25,000        $18,000         $333,333
         Compensation paid                  0              0           73,686
         Compensation deferred         25,000         18,000          259,648

         Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

         For the Year ended:
         November 30, 2000 - February 28, 2001       $100,000
         December 1, 2001 - April 30, 2002             41,667
                                                     --------
                                                     $141,667
                                                     ========


NOTE 9 - RENTAL INCOME

         The Company has negotiated with a subtenant for a two-year sublease beginning August 1, 1999 with rent at $24,000 for Year 1 and $25,200 for Year 2. There is a two-year renewal option.

NOTE 10- RELATED PARTY TRANSACTIONS

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

NOTE 11- DEVELOPMENT BOND

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


NOTE 12- SUBSEQUENT EVENTS

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

NOTE 12- SUBSEQUENT EVENTS (Continued)

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


NOTE 13- STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended November 30 2000 and 1999, the status of these options was as follows:

                                                      2000                            1999
                                          ----------------------------    ----------------------------
                                          Number of   Option Price per    Number of   Option Price per
                                           Shares          Share           Shares          Share
         ---------------------------------------------------------------------------------------------
         Options outstanding at
          beginning of period              100,000         $0.20           100,000         $0.20
         Options granted during the
          period                                 0                               0
         Options outstanding and
          exercisable at end of period     100,000         $0.20           100,000         $0.20

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

Item 6 - Exhibits and Reports on Form 8-K

         a)       Exhibits - None
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 23, 2001                            /s/ DAVID SACKLER
                                         -----------------------------------
                                         PRESIDENT & CHIEF EXECUTIVE OFFICER