Form 10QSB
period 2001-05-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2001-08-20
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from______________ to _____________

                   Commission file number    0-30276
                                         ----------------

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

   -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,591,000

         Transitional Small Business Disclosure Format (check one):
                  Yes [ ]                      No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX


                                                                                    Page No.
Part I - Financial Information

         Item 1 - Financial Statements (unaudited)

                  Balance Sheets - May 31, 2001 and May 31, 2000 (Unaudited)             3

                  Statements of Operations - Three Months ended May 31, 2001 and
                     2000 and period March 7, 1997 (inception) to May 31, 2001           4

                  Statements of Cash Flows - Three Months ended May 31, 2001 and
                     2000 and period March 7, 1997 (inception) to May 31, 2001           5

                  Notes to Financial Statements                                       6-12

         Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       13-14

Part II - Other Information

         Item 1 - Legal Proceedings                                                     15

         Item 2 - Changes in Securities and Use of Proceeds                             15

         Item 4 - Submission of Matters to a Vote of Security Holders                   15

         Item 5 - Other Information                                                     15

         Item 6 - Exhibits and Reports on Form 8-K                                      15

         Signatures                                                                     16


                                                                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                                (A Development Stage Company)

                                                                                               BALANCE SHEETS
                                                                                                  (Unaudited)

                                                                                                      May 31,

=============================================================================================================
                                                                                       2000               2001
-------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                                          $       768    $    16,006
     Accounts Receivable - Trade                                                        10,198         57,207
     Deferred Offering Costs                                                             2,450          2,450
     Inventory                                                                          41,432         29,378
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    54,848        105,041
-------------------------------------------------------------------------------------------------------------

Property and Equipment
     Site Development                                                                   85,027         85,027
     Office Equipment, Displays                                                         15,324         15,324
     Trademark                                                                          21,165         21,165
     Accumulated Depreciation, Amortization                                            (10,722)       (21,044)
-------------------------------------------------------------------------------------------------------------
Total Property and Equipment                                                           110,794        100,472
-------------------------------------------------------------------------------------------------------------

Other Asset

     Security Deposits                                                                  24,712         24,712
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $   190,354    $   230,225
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
       Accounts Payable
                                                                                       147,289        102,379
     Accrued Salary                                                                    234,647        344,128
     Debentures Payable                                                                     --         46,350
     Loan Payable                                                                       89,937        166,187

-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              472,413        659,044
-------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,931,000 and 16,691,000 Issued and Outstanding                                  35,720         42,320
     Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
      Value; 20,000 Shares Issued                                                          200            200
     Paid-in Capital                                                                   524,723        650,123
     Deficit Accumulated During Development Stage                                     (842,702)    (1,121,462)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                  (282,059)      (428,819)
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   190,354    $   230,225
=============================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                              STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                                        DURING DEVELOPMENT STAGE
                                                                     (Unaudited)

                                                                  For the Period

================================================================================
                                                                       March 7,
                                                                         1997
                                        March 1, 2000  March 1, 2001 (inception)
                                         to May 31,     to May 31,    to May 31,
                                            2000           2001          2001
--------------------------------------------------------------------------------

REVENUES
    Sales                                  22,246         28,045        252,869
--------------------------------------------------------------------------------

COST OF SALES
    Beginning Inventory                    41,432         29,378              0
    Expenses                               14,496         13,818        234,914
    Ending Inventory                      (41,432)       (29,378)       (29,378)
--------------------------------------------------------------------------------
Total Cost of Sales                        14,496         13,818        205,536
--------------------------------------------------------------------------------

GROSS PROFIT                                7,800         14,227         47,333
--------------------------------------------------------------------------------

EXPENSES
    Officer's Salary                       25,000         25,000        408,333
    Salary                                      0              0         45,675
    Consulting, Professional Fees           1,292              0        372,750
    Utilities, Telephone                    2,924          4,228         31,208
    Promotion                                   0              0         10,044
    Office Rent, Expenses                  14,703         20,894        199,392
    Taxes                                     636              0         11,440
    Travel, Auto Expense                        0          5,704         43,516
    Supplies, Insurance, Other              9,341          1,011         40,146
    Depreciation, Amortization                743          2,601          8,507
--------------------------------------------------------------------------------

TOTAL EXPENSES                             54,639         59,438      1,171,011
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
    Rent Income                             7,776         10,395         80,972
    Startup Costs                               0              0        (75,000)
    Stock Placement Fees                     (499)        (3,257)        (3,756)
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)               7,277          7,138          2,216
--------------------------------------------------------------------------------

NET (LOSS)                                (39,562)       (38,073)    (1,121,462)
================================================================================

Earnings (Deficit) Per Share
   Basic                                   (0.002)        (0.002)        (0.008)
   Fully Diluted                           (0.002)        (0.002)        (0.008)

Shares Used in Calculation
    Basic                              15,931,000     16,068,500
    Fully Diluted                      15,981,000     16,168,500


                                                               ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                             (A Development Stage Company)

                                                                                   STATEMENT OF CASH FLOWS
                                                                                               (Unaudited)

                                                                                            For the Period

==========================================================================================================
                                                                                                  March 7,
                                                                                                    1997
                                                                March 1, 2000   March 1, 2001   (inception)
                                                                  to May 31,      to May 31,     to May 31,
                                                                     2000            2001           2001
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Loss                                               (39,562)        (38,341)     (1,121,459)
            Adjustments to Reconcile Net Income to Net Cash
             Provided by Operating Acitvities
               Depreciation, Amortization                            2,205           2,601          21,044
               Increase in Accounts Receivable                           0               0         (57,208)
               (Increase) Decrease in Inventory                          0               0         (29,378)
               Increase in Accrued Expense                          15,519          25,000         344,128
               Increase (Decrease)in Accounts Payable                    0          15,559         102,378
               Increase in Deferred Offering Costs                       0               0          (2,450)
----------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                   (21,838)          4,819        (742,945)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Site Development                                             0               0         (85,028)
            Purchase of Equipment                                        0               0         (15,324)
            Increase in Security Deposits                                0               0         (24,712)
            Acquisition of Trademark                                (4,058)              0         (21,165)
----------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                             (4,058)              0        (146,229)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of Preferred Stock                                  0               0         200,233
            Increase in Debentures Payable                               0               0          46,350
            Increase in Loan Payable                                15,001          12,000         166,187
            Sale of Common Stock                                         0               0         492,410
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           15,001          12,000         905,180
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                    (10,895)         16,819          16,006

CASH -Beginning                                                     11,663            (813)              0
----------------------------------------------------------------------------------------------------------

CASH - Ending                                                          768          16,006          16,006
==========================================================================================================

Supplemental Disclosures:
            Conversion of Loan Payable to Preferred Stock                0               0         200,233
            Stock Issued For Professional Fees                           0               0          75,000
            Stock For Placement Fees                                   499               0             499
==========================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to May 31, 2001 was $2,410.


NOTE 4 - LOAN PAYABLE

         At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock (see also Note 7). The balance represents additional advances after such conversion.


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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

NOTE 7 - PREFERRED STOCK (Continued)

         Directors is authorized to issue preferred stock in one or more series with varying designations, preferences or other special rights. The Board has issued 20,000 shares of Series A redeemable preferred stock, par value $.01 per share. Series A redeemable preferred stock shall contain preferential liquidation rights in the amount of $200,233 but is not entitled to dividends or voting rights, except as to matters which may adversely affect the rights of the Series A redeemable preferred stock or as otherwise required by law. Redemption of this stock, at the Company's option, could start January 1, 2001 through payments of up to 20% of the Company's pre-tax profit. There have not been any redemptions as the Company has not had any profits.


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

         The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003.

         Minimum annual rentals for the year ending:

                  May 31, 2002                 $  88,810
                  May 31, 2003                    88,810
                  May 31, 2004                    29,603
                                               ---------
                                               $ 207,223
                                               =========

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

NOTE 8 - COMMITMENTS, CONTINGENCIES (Continued)

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                     March 7,
                                                                       1997
                                   March 1, 2000   March 1, 2001   (inception)
                                     to May 31,      to May 31,     to May 31,
                                        2000            2001           2001
         ---------------------------------------------------------------------

         Compensation recorded        $25,000         $18,000        $383,333
         Compensation paid                  0               0          73,686
         Compensation deferred         25,000          18,000         309,648

         Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

         For the Year ended:
         November 30, 2000 - February 28, 2001       $100,000
         December 1, 2001 - April 30, 2002             41,667
                                                     --------
                                                     $141,667
                                                     ========


NOTE 9 - RENTAL INCOME

         The Company had a subtenant under a two-year sublease beginning August 1, 1999 with rent at $24,000 for Year 1 and $25,200 for Year 2. There was a two-year renewal option which was not exercised.

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

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

         The Company's products are the official waters of the International Federation of Bodybuilders (IFBB) and the 2000 and 2001 Ms. Olympia; 2000 and 2001 Fitness Olympia; the 2000 and 2001 Mr. Olympia; and the Olympia Weekend 2000 and 2001.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (Unaudited)

                                                                    May 31, 2001
================================================================================

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


NOTE 13- STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended May 31, 2001 and 2000, the status of these options was as follows:

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

         None of the options granted by the company were exercised, forfeited or expired during the quarters ended May 31, 2001 and 2000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

         The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of May 31, 2001, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

         MARKETING

         Adirondack has its own proprietary brand, AVIVA SPRINGS. Adirondack sells AVIVA SPRINGS to wholesalers, distributors and end users throughout the Northeast. AVIVA is also sold in several health club chains in the Northeast. AVIVA SPRINGS is sold primarily in 16.9 ounce size bottles. Product placement and event marketing as well as other cost effective marketing concepts are being pursued and enacted to gain exposure for AvivA Springs, including the Hamptons Music Festival in both 2000 and 2001, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events, including the largest international professional bodybuilding event on the East Coast, the IFBB Night of The Champions in 2000 and 2001.

         Adirondack has focused on the development and sales of its proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AvivA Springs, and has been, and continues to be the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events, and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AvivA Springs in the forefront of the multi-billion dollar health/fitness and supplement industry.

         AGREEMENT WITH GENERAL NUTRITION CENTERS

         Adirondack has an agreement with General Nutrition Centers pursuant to which Max02 is carried in all 4,400 GNC stores throughout the United States. Distribution began at the end of the first quarter 2001 for the Northeast region and has been followed by the Southern and Western regions.

         NEW PRODUCT

         Adirondack is currently negotiating with and expects to enter into a production agreement with Bodyonics/Pinnacle, a leading manufacturer of sports and nutritional supplements. As of the date hereof, no agreement has been executed between the two parties. Production and national distribution of the product is expected to begin within the next quarter.

         RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended May 31, 2001 as compared to the same period in 2000.

         General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary. The office rent costs are partially offset by $6,300 in sublease rental income for the quarter.

         LIQUIDITY AND CAPTIAL RESOURCES

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of May 31, 2001, the Company's working capital is $(554,003).

         Net cash used by operations for the three months ended May 31, 2001 was primarily due to the accrued officer's salary. Net cash from financing activities was due to additional funds loaned by management.

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

         The Company's products are the official waters of the International Federation of Bodybuilders (IFBB) and the 2000 and 2001 Ms. Olympia; 2000 and 2001 Fitness Olympia; the 2000 and 2001 Mr. Olympia; and the Olympia Weekend 2000 and 2001.

Item 6 - Exhibits and Reports on Form 8-K

         a)       Exhibits - None
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 16, 2001                              /s/ DAVID SACKLER
                                             -----------------------------------
                                             David Sackler
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER