Form 10QSB
period 2001-08-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2001-10-26
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended August 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from          to
                                                ---------    ---------

                  Commission file number    0-30276
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

               1000 Woodbury Road, Suite 212A, Woodbury, NY 11797
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 921-7288
                           ---------------------------
                           (Issuer's Telephone Number)

                 125 Michael Drive, Suite 101, Syosset, NY 11791
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,591,000

         Transitional Small Business Disclosure Format (check one):
                  Yes [ ]                    No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.

Part I - Financial Information

         Item 1 - Financial Statements (unaudited)

Balance Sheets - August 31, 2001 and August 31, 2000 (Unaudited)              3

Statements of Operations - Three Months ended August 31, 2001 and 2000 and
period March 7, 1997 (inception) to August 31, 2001                           4

Statements of Cash Flows - Six Months ended August 31, 2001 and 2000 and
period March 7, 1997 (inception) to August 31, 2001                           5

Notes to Financial Statements                                               6-12

         Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  13-14

Part II - Other Information

         Item 1 - Legal Proceedings                                          15

         Item 2 - Changes in Securities and Use of Proceeds                  15

         Item 4 - Submission of Matters to a Vote of Security Holders        15

         Item 5 - Other Information                                          15

         Item 6 - Exhibits and Reports on Form 8-K                           15

         Signatures                                                          16

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                 AUGUST 31, 2001
                                   (Unaudited)



                                                                               2000           2001
                                                                          ---------------------------
ASSETS
Current Assets
    Cash                                                                        17,240          8,130
    Accounts Receivable - Trade                                                 25,602         86,247
    Deferred Offering Costs                                                      2,450          2,450
    Inventory                                                                   31,716         27,008
-----------------------------------------------------------------------------------------------------
Total Current Assets                                                            77,008        123,835
-----------------------------------------------------------------------------------------------------

Property and Equipment
    Site Development                                                            85,027         85,027
    Office Equipment, Displays                                                  15,324         15,324
    Trademark                                                                   21,165         21,165
    Accumulated Depreciation, Amortization                                     (12,796)       (23,345)
-----------------------------------------------------------------------------------------------------
Total Property and Equipment                                                   108,720         98,171
-----------------------------------------------------------------------------------------------------

Other
    Security Deposits                                                           24,712         32,412
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $    210,440        254,418
=====================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                                           147,917        103,746
    Accrued Salary                                                             259,647        369,128
    Debentures Payable                                                          46,350         46,350
    Loan Payable                                                                99,937        192,687
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                      553,851        711,911
-----------------------------------------------------------------------------------------------------


Stockholders' Equity
    Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,931,000 and 16,591,000 Issued and Outstanding                          35,720         42,320
     Preferred Stock - Series A, Authorized 1,000,000, $.01 Par Value,
       20,000 Shares Issued and Outstanding                                        200            200
    Paid-in Capital                                                            524,723        650,123
    Deficit Accumulated During Development Stage                              (904,054)    (1,150,136)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    (343,411)      (457,493)
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    210,440   $    254,418
=====================================================================================================


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                             STATEMENT OF OPERATIONS
                      (A Company in the Development Stage)
                                   (Unaudited)


                                          June 1, 2000 to  June 1, 2001 to  Inception to
                                          August 31, 2000  August 31, 2001  August 31,2001
                                          ------------------------------------------------
REVENUES
    Sales                                         25,515         51,574        304,443
--------------------------------------------------------------------------------------

COST OF SALES
    Beginning Inventory                           41,432         29,378              0
    Expenses                                      22,736         40,413        275,327
    Ending Inventory                             (31,716)       (27,008)       (27,008)
--------------------------------------------------------------------------------------
Total Cost of Sales                               32,452         42,783        248,319
--------------------------------------------------------------------------------------

GROSS PROFIT                                      -6,937          8,791         56,124
--------------------------------------------------------------------------------------

EXPENSES
    Officer's Salary                              25,000         25,000        433,333
    Salary                                             0              0         45,675
    Consulting, Professional Fees                  4,700              0        372,750
    Utilities, Telephone                           2,365          2,943         34,151
    Promotion                                      5,350              0         10,044
    Office Rent, Expenses                         14,703         14,809        214,201
    Taxes                                              0              0         11,440
    Travel, Auto Expense                           5,014          3,700         47,213
    Supplies, Insurance, Other                     3,609            659         40,805
    Depreciation, Amortization                     2,074          2,601         11,108
--------------------------------------------------------------------------------------

TOTAL EXPENSES                                    62,815         49,712      1,220,720
--------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
    Rent Income                                    9,900         14,145         95,117
    Startup Costs                                      0              0        (75,000)
    Stock Placement Fees                          (1,500)        (1,901)        (5,657)
--------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                      8,400         12,244         14,460
--------------------------------------------------------------------------------------

NET (LOSS)                                       (61,352)       (28,677)    (1,150,136)
======================================================================================

Earnings (Deficit) Per Share
   Basic                                          (0.004)        (0.002)        (0.007)
   Fully Diluted                                  (0.004)        (0.002)        (0.007)

Shares Used in Calculation
    Basic                                     15,931,000     16,068,500
    Fully Diluted                             15,981,000     16,168,500


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                      (A Company in the Development Stage)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     March 1, 2000     March 1, 2001     Inception
                                                                           to               to                to
                                                                     August 31, 2000   August 31, 2001  August 31, 2001
                                                                    ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Loss                                                        (100,914)       (66,747)    (1,150,136)
            Adjustments to Reconcile Net Income to Net Cash
             Provided by Operating Acitvities
               Depreciation, Amortization                                      4,279          4,902         23,345
               Increase in Accounts Receivable                               (15,404)       (29,047)       (86,247)
               (Increase) Decrease in Inventory                                9,716          2,370        (27,008)
               Increase in Accrued Expense                                    40,519         50,000        369,128
               Increase (Decrease)in Accounts Payable                             88         16,665        103,746
               Increase in Deferred Offering Costs                                 0              0         (2,450)
------------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                             (61,716)       (21,857)      (769,622)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Site Development                                                       0              0        (85,027)
            Purchase of Equipment                                                  0              0        (15,324)
            Increase in Security Deposits                                          0         (7,700)       (32,412)
            Decrease(Increase) in Investment                                  17,107              0              0
            Acquisition of Trademark                                         (21,165)             0        (21,165)
------------------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                                       (4,058)        (7,700)      (153,928)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of Preferred Stock                                            0              0        200,233
            Increase in Debentures Payable                                    46,350              0         46,350
            Increase in Loan Payable                                          25,001         38,500        192,687
            Sale of Common Stock                                                   0              0        492,410
------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     71,351         38,500        931,680
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                5,577          8,943          8,130

CASH -Beginning                                                               11,663           (813)             0
------------------------------------------------------------------------------------------------------------------

CASH - Ending                                                                 17,240          8,130          8,130
==================================================================================================================

Supplemental Disclosures:
            Conversion of Loan Payable to Preferred Stock                          0              0        200,233
            Stock Issued For Professional Fees                                     0              0         75,000
            Stock For Placement Fees                                               0              0            499
==================================================================================================================

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to August 31, 2001 was $2,410.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

NOTE 8 - COMMITMENTS, CONTINGENCIES (Continued)

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                     March 7,
                                                                         1997
                                 June 1, 2000    June 1, 2001     (inception)
                                to August 31,   to August 31,   to August 31,
                                         2000            2001            2001
         ---------------------------------------------------------------------
         Compensation recorded        $25,000         $25,000        $433,333
         Compensation paid                  0               0          73,686
         Compensation deferred         25,000          25,000         359,648

         Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

         For the Year ended:
         November 30, 2000 - February 28, 2001       $100,000
         March 1, 2001 - April 30, 2002                41,667
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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

NOTE 12 - SUBSEQUENT EVENTS (Continued)

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

         Marketing _ The Company is negotiating with a toy licensing company for a license agreement to supply natural water and value added bottled water (flouridated and flavored) under the toy lines tradename. The fee arrangement has not been completed, but management feels that the fee will be 10%.

         The Company entered into a sales representative agreement with ProMont marketing to represent the sale of its products to retailers and distributors in the food service industry. This representative works exclusively on a commission basis and is to be paid from net sales.

         The Company's products are the official waters of the International Federation of BodyBuilders (IFBB) events including the Mr. Olympia, Ms. Olympia, Fitness Olympia, Night of Champions, and others for 2001.

         The Company's products were the official waters of the Hamptons Music Festival, a three week classical music festival in Bridgehampton, New York for 2001 and the Company is negotiating for an extension for 2002.

         The Company is negotiating with/expecting to ship MaxO2 to several sporting goods stores to carry its products, including Modell's Sporting Goods, a 120 store retail chain in the Mid_Atlantic/Northeastern US.

         The Company has begun negotiations with several national supermarket/distribution companies to provide private labeled natural water.

         The Company continues to focus on the health and fitness segment, and has sold its MaxO2 products into 4,000 General Nutrition Stores and 110 Vitamin Shoppe Stores.

         The Company has begun its national geographic expansion project by commencing negotiations with several natural water source companies and bottling facilities throughout the US.

NOTE 13- STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended August 31, 2001 and 2000, the status of these options was as follows:

                                         2000                              1999
                           -------------------------------    ------------------------------
                              Number of   Option Price per      Number of   Option Price per
                               Shares           Share            Shares           Share
                           -----------------------------------------------------------------
Options outstanding at
beginning of period            100,000          $0.20            100,000          $0.20

Options granted during the
period                            0                                 0
Options outstanding and
exercisable at end of
period                         100,000          $0.20            100,000          $0.20


     None of the options granted by the company were exercised, forfeited or expired during the quarters ended August 31, 2001 and 2000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.
         The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of August 31, 2001, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

         NEW PRODUCT

         The Company has begun production with Bodyonics/Pinnacle, a leading manufacturer of sports and nutritional supplements on a newly formulated value added water, AquaLean (TM). AquaLean is an all natural energizer and thermogenic (fat burning) beverage with natural flavoring and no calories, carbohydrates, or sugar. AquaLean is being introduced nationally through General Nutrition Centers, The Vitamin Shoppe, and Great Earth Vitamin Stores.

         RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended August 31, 2001 as compared to the same period in 2000.

         General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary. Commencing September 1, 2001 the office rent costs are $2,500 per month.

         LIQUIDITY AND CAPTIAL RESOURCES

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of August 31, 2001, the Company's working capital is $(588,076).

         Net cash used by operations for the three months ended August 31, 2001 was primarily due to the accrued officer's salary. Net cash from financing activities was due to additional funds loaned by management.

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

Item 1 - Legal Proceedingsl

         The Company is not currently involved in any legal proceedings to the best of management's knowledge.

Item 2 - Changes in Securities and Use of Proceeds

         There are none.

Item 4 - Submission of Matters to a Vote of Security Holdersq

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

October 26, 2001                              /s/ DAVID SACKLER
                                             -----------------------------------
                                             David Sackler
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER