Form 10QSB
period 2001-11-30
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2002-01-15
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

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

            1000 Woodbury Road - Suite 212A, Woodbury, New York 11797
            ---------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,591,000

         Transitional Small Business Disclosure Format (check one):
                       Yes [ ]                     No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.

Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

         Balance Sheets - November 30, 2001 and November 30, 2000
         (Unaudited) ..................................................     3

         Statements of Operations - Three Months ended November 30,
         2001 and 2000 and period March 7, 1997 (inception) to
         November 30, 2001 ............................................     4

         Statements of Cash Flows - Six Months ended November 30,
         2001 and 2000 and period March 7, 1997 (inception) to
         November 30, 2001 ............................................     5

         Notes to Financial Statements ................................    6-12

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................   13-14

Part II - Other Information

     Item 1 - Legal Proceedings .......................................    15

     Item 2 - Changes in Securities and Use of Proceeds ...............    15

     Item 4 - Submission of Matters to a Vote of Security Holders .....    15

     Item 5 - Other Information .......................................    15

     Item 6 - Exhibits and Reports on Form 8-K ........................    15

     Signatures .......................................................    16

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   NOVEMBER 30



                                                                           2000           2001
                                                                       -----------    -----------
ASSETS

Current Assets
   Cash                                                                $     5,893    $    11,486
   Accounts Receivable - lea-eTrade                                         57,206         88,423
   Deferred Offering Costs                                                   2,450          2,450
   Inventory                                                                31,716         31,467
-------------------------------------------------------------------------------------------------
Total Current Assets                                                        97,265        133,826
-------------------------------------------------------------------------------------------------

Property and Equipment
   Site Development                                                         85,027         85,027
   Office Equipment, Displays                                               15,324         15,324
   Trademark                                                                21,165         21,165
   Accumulated Depreciation, Amortization                                  (15,841)       (23,345)
-------------------------------------------------------------------------------------------------
Total Property and Equipment                                               105,675         98,171
-------------------------------------------------------------------------------------------------

Other
   Security Deposits                                                        24,712         32,412
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $   227,652    $   264,409
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                        186,343         90,606
   Accrued Salary                                                          284,647        394,128
   Debentures Payable                                                       46,350         46,350
   Loan Payable                                                            127,887        210,387
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  645,227        741,471
-------------------------------------------------------------------------------------------------


Stockholders' Equity
   Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
     15,931,000 and 16,591,000 Issued and Outstanding                       35,720         42,320
   Preferred Stock - Series A, Authorized 1,000,000, $.01 Par Value,
     20,000 Shares Issued and Outstanding                                      200            200
   Paid-in Capital                                                         524,723        650,123
   Deficit Accumulated During Development Stage                           (978,218)    (1,182,779)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                (417,575)      (490,136)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   227,652    $   251,335
=================================================================================================

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                   (A DEVELOPMENT(STAGE COMPANY)STAGE COMPANY)

               STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                            DURING DEVELOPMENT STAGE

                                                              FOR THE PERIODS

                                    September 1, 2001 to    September 1, 2000 to      Inception to
                                      November 30, 2001       November 30,2000      November 30, 2001
                                    -----------------------------------------------------------------

REVENUES
   Sales                                $     47,044            $     32,328          $    351,467
-----------------------------------------------------------------------------------------------------

COST OF SALES
   Beginning Inventory                        27,008                  41,432                     0
   Expenses                                   40,842                   8,594               316,169
   Ending Inventory                          (31,467)                (31,716)              (31,467)
-----------------------------------------------------------------------------------------------------
Total Cost of Sales                           36,383                  18,310               284,702
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                  10,661                  14,018                66,765
-----------------------------------------------------------------------------------------------------

EXPENSES
   Officer's Salary                           25,000                  25,000               458,333
   Salary                                          0                       0                45,675
   Consulting, Professional Fees               5,752                  39,727               378,502
   Utilities, Telephone                        4,205                   4,151                38,356
   Promotion                                       0                   2,390                10,044
   Office Rent, Expenses                       5,000                  19,899               219,201
   Taxes                                           0                       0                11,440
   Travel, Auto Expense                        4,093                   4,343                51,306
   Supplies, Insurance, Other                    254                   1,288                41,059
   Depreciation, Amortization                  2,074                   1,584                13,182
-----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                46,378                  98,382             1,267,098
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
   Rent Income                                 2,500                  10,200                97,617
   Startup Costs                                   0                       0               (75,000)
   Stock Placement Fees                       (1,500)                      0                (7,157)
-----------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                  1,000                  10,200                15,460
-----------------------------------------------------------------------------------------------------

NET (LOSS)                              $    (34,717)           $    (74,164)         $ (1,184,873)
=====================================================================================================

Earnings (Deficit) Per Share
   Basic                                      (0.002)                 (0.002)               (0.070)
   Fully Diluted                              (0.002)                 (0.002)               (0.070)

Shares Used in Calculation
   Basic                                  16,068,500              15,931,000            16,068,500
   Fully Diluted                          16,168,500              15,981,000            16,168,500

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE PERIODS

                                                       September 1, 2001 to    September 1, 2000 to      Inception to
                                                         November 30, 2001       November 30,2000      November 30, 2001
                                                       -----------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                              $   (39,562)            $   (74,164)          $(1,150,136)
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Acitvities
       Depreciation, Amortization                                2,205                   3,045                23,345
       Increase in Accounts Receivable                               0                 (31,604)              (86,247)
       (Increase) Decrease in Inventory                              0                       0               (27,008)
       Increase in Accrued Expense                              15,519                  24,999               369,128
       Increase (Decrease)in Accounts Payable                        0                  21,949               103,746
       Increase in Pauroll Tax Payable                          16,478
       Increase in Deferred Offering Costs                           0                       0                (2,450)
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES               (21,838)                (39,297)             (769,622)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Site Development                                                0                       0               (85,027)
     Purchase of Equipment                                           0                       0               (15,324)
     Increase in Security Deposits                                   0                       0               (32,412)
     Acquisition of Trademark                                   (4,058)                      0               (21,165)
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                         (4,058)                      0              (153,928)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Preferred Stock                                     0                       0               200,233
     Increase in Debentures Payable                                  0                       0                46,350
     Increase in Loan Payable                                   15,001                  27,950               192,687
     Sale of Common Stock                                            0                       0               492,410
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       15,001                  27,950               931,680
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                (10,895)                (11,347)                8,130

CASH - Beginning                                                11,663                  17,240                     0
------------------------------------------------------------------------------------------------------------------------

CASH - Ending                                                      768                   5,893                 8,130
========================================================================================================================

Supplemental Disclosures:
     Conversion of Loan Payable to Preferred Stock                   0                       0               200,233
     Stock Issued For Professional Fees                              0                       0                75,000
     Stock For Placement Fees                                        0                       0                   499
========================================================================================================================

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


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

         Earnings per Share - Effective for the year ended February 28, 1998, the Company adopted Statement of Financial Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaces prior earnings per share "EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to November 30, 2001 was $2,939.

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

NOTE 6 - COMMON STOCK

         The Company's Certificate of Incorporation provided for 200 shares of common stock, no par value. On August 5, 1998, the shareholders amended the Certificate of Incorporation. The Company is now authorized to issue 40,000,000 shares of common stock, $.01 par value. Consequently, the initial shareholders were given a 133,590 for one stock split. Also, during 1998, the Company entered into an offering of 2,000,000 shares of common stock at an offering price of $.50 per share. Under this offering 522,000 shares were issued.

         During February 2000, the Company sold 50,000 units consisting of 1 share of common stock with 1 warrant at $2.00 per unit. The warrants allow the holder to obtain additional shares at $3.00 per share.

NOTE 7 - PREFERRED STOCK

         In August, 1998, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of undesignated preferred stock with a $.01 par value. The Board of Directors is authorized to issue preferred stock in one or more series with varying designations, preferences or other special rights. The Board has issued 20,000 shares of Series A redeemable preferred stock, par value $.01 per share. Series A redeemable preferred stock shall contain preferential liquidation rights in the amount of $200,233 but is not entitled to dividends or voting rights, except as to matters which may adversely affect the rights of the Series A redeemable preferred stock or as otherwise required by law. Redemption of this stock, at the Company's option,

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


NOTE 7 - PREFERRED STOCK (Continued)

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

         The Company has entered into a five-year lease for office space. The lease term is from October 1, 1998 through September 30, 2003. Minimum annual rentals for the year ending:

                  November 30, 2002            $  88,810
                  November 30, 2003               81,409
                  November 30, 2004               22,202
                                               ---------
                                               $ 192,421
                                               =========

         The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years at a salary of $100,000 per year.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


NOTE 8 - COMMITMENTS, CONTINGENCIES (Continued)

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                           March 7,
                                                                             1997
                                   Sept. 1, 2000      Sept. 1, 2001       (inception)
                                  to November 30,    to November 30,    to November 30,
                                        2000              2001               2001
         ------------------------------------------------------------------------------
         Compensation recorded        $ 25,000           $ 25,000          $458,333
         Compensation paid                   0                  0            73,686
         Compensation deferred          25,000             25,000           359,648

         Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering. Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

         For the Year ended:
         March 1, 2001 - February 28, 2002           $100,000
         March 1, 2002 - April 30, 2002                41,667
                                                     --------
                                                     $141,667
                                                     ========

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

NOTE 10 - DEVELOPMENT BOND

         The Company has been approved for a bond offering loan of four million six hundred and twenty-five thousand dollars ($4,625,000) by the Counties of Warren and Washington Industrial Development Agency for the purpose of constructing an up to 50,000 square foot bottling plant. The Company has until July 31, 2000 to begin the bond offering.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


NOTE 10 - DEVELOPMENT BOND (continued)

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


         Consulting Agreement - The Company has signed a consulting agreement with American Equity Financing, Inc. a New York corporation. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing December 18, 2000 and ending December 17, 2002. The Company shall compensate the Consultant as follows: (i) The payment of annual fee $132,000.00 or one initial payment of 660,000 shares of free trading common stocks. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2001


NOTE 13 - STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended November 30, 2001 and 2000, the status of these options was as follows:

                                            2000                           1999
                                ----------------------------   ----------------------------
                                Number of   Option Price per   Number of   Option Price per
                                  Shares         Share           Shares         Share
                                -----------------------------------------------------------

Options outstanding at
beginning of period               100,000        $ 0.20          100,000        $ 0.20

Options granted during the
period                                  0                              0

Options outstanding and
exercisable at end of
period                            100,000        $ 0.20          100,000        $ 0.20

         None of the options granted by the Company were exercised, forfeited or expired during the quarters ended November 30, 2001 and 2000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

         The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of November 30, 2001, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

         In May 2001, the Company entered into a sales reresentation agreement with ProMont Marketing which calls for compensation in the form of sales commissions.

AGREEMENT WITH GENERAL NUTRITION CENTERS

         Adirondack has an agreement with General Nutrition Centers pursuant to which Max02 is carried in all 4,400 GNC stores throughout the United States. Distribution began at the end of the first quarter 2001 for the Northeast region and has been followed by the Southern and Western regions.

NEW PRODUCT

         Adirondack has begun production on behalf of Bodyonics, Ltd. on Pinnacle AquaLean Diet & Fitness Water. The initial rollout has commenced into the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life.

RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended November 30, 2001 as compared to the same period in 2000.

         General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary.

LIQUIDITY AND CAPTIAL RESOURCES

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of August 31, 2001, the Company's working capital is $(588,076).

         Net cash used by operations for the three months ended November 30, 2001 was primarily due to the accrued officer's salary. Net cash from financing activities was due to additional funds loaned by management.

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

Item 2 - Changes in Securities and Use of Proceeds

         There are none.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5 - Other Information.

         None

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


January 14, 2002                       /s/ DAVID SACKLER
                                       -----------------------------------
                                       David Sackler
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER