Form 10QSB/A
period 2001-11-30
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2002-01-25
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1_

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   NOVEMBER 30
                                  (UNAUDITED)


                                                                           2000           2001
                                                                       -----------    -----------
ASSETS

Current Assets
   Cash                                                                $     5,893    $    11,486
   Accounts Receivable - lea-eTrade                                         57,206         75,350
   Deferred Offering Costs                                                   2,450          2,450
   Inventory                                                                31,716         31,467
-------------------------------------------------------------------------------------------------
Total Current Assets                                                        97,265        120,753
-------------------------------------------------------------------------------------------------

Property and Equipment
   Site Development                                                         85,027         85,027
   Office Equipment, Displays                                               15,324         15,324
   Trademark                                                                21,165         21,165
   Accumulated Depreciation, Amortization                                  (15,841)       (25,419)
-------------------------------------------------------------------------------------------------
Total Property and Equipment                                               105,675         96,097
-------------------------------------------------------------------------------------------------

Other
   Security Deposits                                                        24,712         32,412
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $   227,652    $   249,262
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                        186,343         90,607
   Accrued Salary                                                          284,647        394,128
   Debentures Payable                                                       46,350         46,350
   Loan Payable                                                            127,887        210,387
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  645,227        741,472
-------------------------------------------------------------------------------------------------


Stockholders' Equity
   Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
     15,931,000 and 16,591,000 Issued and Outstanding                       35,720         42,320
   Preferred Stock - Series A, Authorized 1,000,000, $.01 Par Value,
     20,000 Shares Issued and Outstanding                                      200            200
   Paid-in Capital                                                         524,723        650,123
   Deficit Accumulated During Development Stage                           (978,218)    (1,184,853)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                (417,575)      (492,210)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   227,652    $   249,262
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

                   (A DEVELOPMENT(STAGE COMPANY)STAGE COMPANY)

               STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                            DURING DEVELOPMENT STAGE
                                  (UNAUDITED)

                                                              FOR THE PERIODS

                                    September 1, 2001 to    September 1, 2000 to      Inception to
                                      November 30, 2001       November 30,2000      November 30, 2001
                                    -----------------------------------------------------------------

REVENUES
   Sales                                $     47,044            $     32,328          $    351,467
-----------------------------------------------------------------------------------------------------

COST OF SALES
   Beginning Inventory                        27,008                  41,432                     0
   Expenses                                   40,842                   8,594               316,169
   Ending Inventory                          (31,467)                (31,716)              (31,467)
-----------------------------------------------------------------------------------------------------
Total Cost of Sales                           36,383                  18,310               284,702
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                  10,661                  14,018                66,765
-----------------------------------------------------------------------------------------------------

EXPENSES
   Officer's Salary                           25,000                  25,000               458,333
   Salary                                          0                       0                45,675
   Consulting, Professional Fees               5,752                  39,727               378,502
   Utilities, Telephone                        4,205                   4,151                38,356
   Promotion                                       0                   2,390                10,024
   Office Rent, Expenses                       5,000                  19,899               206,964
   Taxes                                           0                       0                11,440
   Travel, Auto Expense                        4,093                   4,343                51,306
   Supplies, Insurance, Other                    254                   1,288                41,059
   Depreciation, Amortization                  2,074                   1,584                25,419
-----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                46,378                  98,382             1,267,078
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
   Rent Income                                 2,500                  10,200                97,617
   Startup Costs                                   0                       0               (75,000)
   Stock Placement Fees                       (1,500)                      0                (7,157)
-----------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                  1,000                  10,200                15,460
-----------------------------------------------------------------------------------------------------

NET (LOSS)                              $    (34,717)           $    (74,164)         $ (1,184,853)
=====================================================================================================

Earnings (Deficit) Per Share
   Basic                                      (0.002)                 (0.002)               (0.070)
   Fully Diluted                              (0.002)                 (0.002)               (0.070)

Shares Used in Calculation
   Basic                                  16,068,500              15,931,000            16,068,500
   Fully Diluted                          16,168,500              15,981,000            16,168,500

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE PERIODS

                                                       September 1, 2001 to    September 1, 2000 to      Inception to
                                                         November 30, 2001       November 30,2000      November 30, 2001
                                                       -----------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                              $   (39,562)            $   (74,164)          $(1,184,853)
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Acitvities
       Depreciation, Amortization                                2,205                   3,045                25,419
       Increase in Accounts Receivable                               0                 (31,604)              (75,349)
       (Increase) Decrease in Inventory                              0                       0               (31,467)
       Increase in Accrued Expense                              15,519                  24,999               394,128
       Increase (Decrease)in Accounts Payable                        0                  21,949                90,606
       Increase in Pauroll Tax Payable                          16,478
       Increase in Deferred Offering Costs                           0                       0                (2,450)
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES               (21,838)                (39,297)             (783,966)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Site Development                                                0                       0               (85,027)
     Purchase of Equipment                                           0                       0               (15,324)
     Increase in Security Deposits                                   0                       0               (32,412)
     Acquisition of Trademark                                   (4,058)                      0               (21,165)
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                         (4,058)                      0              (153,928)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Preferred Stock                                     0                       0               200,233
     Increase in Debentures Payable                                  0                       0                46,350
     Increase in Loan Payable                                   15,001                  27,950               210,387
     Sale of Common Stock                                            0                       0               492,410
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       15,001                  27,950               949,380
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                (10,895)                (11,347)               11,486

CASH - Beginning                                                11,663                  17,240                     0
------------------------------------------------------------------------------------------------------------------------

CASH - Ending                                                      768                   5,893                11,486
========================================================================================================================

Supplemental Disclosures:
     Conversion of Loan Payable to Preferred Stock                   0                       0               200,233
     Stock Issued For Professional Fees                              0                       0                75,000
     Stock For Placement Fees                                        0                       0                   499
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

Item 5 - Other Information.

         None

Item 6 - Exhibits and Reports on Form 8-K

         a)       Exhibits - None
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.


January 22, 2002                       /s/ DAVID SACKLER
                                       -----------------------------------
                                       David Sackler
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER