Form 10KSB
period 2002-02-28
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2002-05-28
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 28, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______


                         Commission file number 0-30276
                                                -------


                   Adirondack Pure Springs Mt. Water Co., Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                                11-3377469
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporated or organization)                                Identification No.)

                         1000 Woodbury Road, Suite 212A
                            Woodbury, New York 11797
                    ----------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (516) 682-5900

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for fiscal year ended February 28, 2002 were $173,049. The aggregate market value of the voting stock held by non-affiliated of the Registrant as of July 19, 2001 was approximately $890,178 based upon the last reported sale, which occurred in July 19, 2001. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

         The number of shares of the Registrant's Common Stock outstanding as of July 18, 2001 was 16,591,000.

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

Adirondack's business to date has focused on the still water, and value added water beverage segments of the bottled water market because of its quality natural mountain and spring water,the quantity of its available water, its relationships in the nutritional supplement industry, and contributing market factors, including its central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.

We have targeted and will continue to target the market for private labeled bottled water and value added bottled water beverages, which allows us to sell our products without the expense of an advertising budget that is required to establish brand recognition and market identity. Private label bottled water, is water bottled by Adirondack under another company's brand name (i.e., AquaLean for Bodyonics Pinnacle) or a brand name created and designed exclusively for use by an Adirondack client (i.e., Siena Springs for Jetro/Restaurant Depot). We are seeking to develop separate brand names for customers who desire a brand name and who would not otherwise distribute a private label bottled water. Adirondack intends to retain ownership of the trademark for each brand that it develops, although some exclusivity regarding use may be granted to the customers. Currently, Adirondack does not own the trademarks for any brand names used on an exclusive basis by its private label clients. Alternatively, we will bottle private label products for customers who seek to sell bottled water under their established brand name.

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

Industry Overview and Factors That May Affect Future Results

         Beverage Industry Overview

         According to the 1999 Beverage World Beverage Market Index, the Multiple Beverage Market, which consists of soft drinks, fruit beverages, bottled teas, sports drinks and bottled water, beer, wine, and spirits (the "Multiple Beverage Market"), accounted for retail revenue of $192.64 billion in 1999, an increase from 182.92 from 1998, an increase of 5.3%. Soft drinks is the largest and most dominant segment of the Multiple Beverage Market, with retail sales of $54.84 billion and 15.25 billion gallons in 1999. Although Soft Drinks account for nearly 50% of annual beverage gallonage, there has been a series of new challengers in the Alternative Beverage Market, led in particular by bottled water, that have cannibalized Soft Drinks' sales and supremacy in the World Beverage Market Index. Sales of bottled water in the United States doubled from
1.56 billion gallons in 1987 to 3.12 billion gallons in 1996 ($4.3 billion in sales), and has continued to increase even further to 4.26 billion gallons in 1999 (an increase of 37%), which accounted for $5.92 billion dollars in sales.

         Alternative Beverage Market

         The United States Multiple Beverage Market's greatest growth is principally in the newest segment of beverages, known as Alternative Beverages. The Multiple Beverage Market began in the late 1980's as a result of widespread consumer demand for alternatives to traditional carbonated soft drinks. The category of Alternative Beverages currently consists of eight segments: 1. all natural sodas, 2. flavored waters, 3. sparkling juices, 4. sports beverages, 5. ready-to-drink iced teas and coffees, 6. premium bottled water, 7. single serve fruit juices, 8. functional beverages, which are healthy beverages that have ingredients added to satisfy a physical or functional need (i.e. added herbs for health, performance, or nutrition, oxygen for performance recovery and enhancement, etc.), and energy drinks.

         Initially seen as a fad, beverage market analysts foresee a long, healthy life for variable functional beverages. According to Frost & Sullivan, a San Jose, Calif.-based international strategic market consultant, the U.S. functional beverage market generated revenues of $4.7 billion in 2000, and is projected to top $12 billion by 2007. Functional as well as all alternative beverages have gone small niche oriented health food store products to mainstream convenience store and grocery/supermarket availability. As the Alternative Beverage Market continues to grow in product lines and sales, as well as more consistent mainstream visibility, many beverages have begun to straddle and crossover into various categories of this market segment (i.e. herbal enhanced iced tea's). As this market continues to grow, and more and more new beverages are formulated and crossover into various categories, additional market segments will form.

         The one consistent byproduct of the growth of the Alternative Beverage Market is the cannibalization of sales of the other beverage products, most notably Soft Drinks. According to the "1999 New Age Beverages in the U.S." report by the Beverage Marketing Corporation, Alternative Beverage case production was projected to be nearly 1.2 billion cases in 1999, up 14.4 percent, as a whole, from 1998.

         The growth of the Alternative Beverage Market has forced the major beverage companies to take note of the innovative new entrants to the industry. This has led to one of several waves of merger/acquisition deals (i.e. Pepsi's acquisition of South Beach/SoBe beverages). Far and away, however, the most consistent, robust, growth beverage over the past 5-7 years has been, and continues to be, bottled water. This growth has spurned other traditional beverage companies to enter the bottled water business either through the introduction of new products (i.e. Coca Cola with Dasani, and Pepsi with AquaFina - both still, purified, municipal waters), or through strategic acquisitions (Group Danone's purchase of AquaPenn).

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

         The bottled water market comprises three major segments: still or non-sparkling, sparkling, and imported water (Participates in both the non-sparkling and sparkling segments).

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

         * Sparkling water contains either natural or artificial carbonation and is positioned to compete in the broad "refreshment beverage" field. Sparkling water includes domestic and imported sparkling water, club soda and seltzer, and is typically sold through normal food and beverage retail channels.

         * Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers." Imported water is sold through normal food and beverage retail channels, typically at significantly higher prices than other bottled water alternatives

         The explosive growth of the still water segment of the bottled water market is most important to the Company. The bottled still water business, experienced growth of 20% in 1994, 27% in 1995 and has been consistently growing at nearly 30% per annum since 1996 through 2000. Still water now comprises over 92% of all of the bottled water gallonage sold in the United States, with Sparkling water accounting for the remaining 8%. As previously mentioned, imported water participates in both the non-sparkling and sparkling segments.

         Geographic Markets and Distribution Channels

         Nationally, Bottled Water accounts for 12.2% of all beverages consumed in the United States. Bottled Water consumption on a regional basis, is strongest in the Pacific (24.1% of all beverages consumed), Southwest (16%), Northeast (15.2%), South (8%), West (6.8%), East Central (5.5%), and West Central (5.1%),

         The greatest volume of bottled water consumed on a regional basis is the Pacific, Northeast, South, Southwest, East Central, West, and West Central.

         Water is sold through various channels, including:

         1.       Home Delivery (1 to 5 gallon bottles)
         2.       Commercial and Office Delivery (1 to 5 gallon bottles)
         3. Off Premise Retail (supermarkets, convenience store, and drug store)
         4.       On-Premise Retail (restaurants)
         5.       Vending Machines
         6.       Institutional Usage (hospitals, schools)
         7.       Bulk Sales (Domestic and International sales of potable water)

Off-Premise Retail (supermarkets, convenience store, drug store, and similar outlets) comprises over 40% of bottled water sales.

         Bottled Water is packaged in the following formats for distribution through the aforementioned distribution channels:

         o        8 ounce PET bottles
         o        10 ounce PET bottles
         o        12 ounce PET bottles
         o        16.9 ounce PET bottles
         o        20 ounce PET bottles
         o        24 ounce PET bottles
         o        1 liter PET bottles
         o        1.5 liter PET bottles
                     (fitted with either a standard twist cap or sports cap)
         o        1 gallon HDP or PET bottles
                     (fitted with a snap cap)
         o        2.5 HDP gallon bottles
                     (fitted with a pour spout)
         o        5 gallon bottles
         o        Tanker trucks for bulk water

         Still, or non-sparkling bottled water is distributed through commercial and home delivery, retail stores for on and off premises usage, on premises usage, institutional usage and vending machines. Within the non-sparkling segment, retail pricing generally reflects the costs associated with the maintenance of each distribution channel. As a result, on-premise retail has the highest per gallon price, with off-the-shelf bottled water for off-premise use sold through retail channels, home delivery and, bulk water, having the next highest per gallon prices, respectively.

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

Adirondack's principal executive, administrative and marketing operations are currently located in 2500 sq. ft. of leased office space in Woodbury, New York. Portions of this space are subleased until such time Adirondack needs the space. This lease expires May 31, 2002, and Adirondack is currently negotiating a lease extension.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of Company's management, there are no legal proceedings to which the Company is a party or to which the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock commenced trading on the Over the Counter Bulletin Board (OTCBB) on January 31, 2001 under the symbol APSW. Prior to January 31, 2001 there was no market for the Company's Common Stock. The closing bid price for the Common Stock as reported by the OTCBB on May 24, 2002 was $.13. At the close of business on May 24, 2002 there were 43 holders of record of the Company's Common Stock. The Company has not paid any dividends on the Common Stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the Common Stock, if any, will be dependant on the Company's financial result and condition, any dividends due upon any preferred stock, and such other factors as may be deemed relevant by its Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2001 vs. Fiscal 2000

The Company is still in the development stage. The Company had sales of $173,049 in fiscal 2001 as opposed to $188,179 in fiscal 1999. Gross profit increased and there was a decreased loss in fiscal 2000 due to a full year of production and increased sales, despite increased costs of production and sales and marketing efforts. Further, there were no one time charges for start-up costs as there were in fiscal 1999. The loss for fiscal 2001 was $122,242 as opposed to $277,547 for fiscal 2000. General and administrative expenses decreased from $396,730 in fiscal 2000 to $189,183 in fiscal 2001.

Rental income decreased to $30,790 in fiscal 2001 from $$38,206 in fiscal 2000. Management expects this level of rental income to increase marginally over the next two years.

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

Marketing and Distribution

Adirondack's goal is to provide private labeled bottled natural and enhanced water for distribution throughout the United States. We seek to sell our still water products through five methods of distribution: off-premises retail (supermarkets, convenience store and drug store); on-premises retail (restaurants); vending machines; institutions (hospitals, schools); and bulk sales by either direct contact, through brokers and wholesale/distributors.

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

Adirondack currently produces AquaLean Diet and Fitness Water for Bodyonics Pinnacle, a leading manufacturer of sports and nutritional supplements. AquaLean Diet & Fitness Water is the first non-ephedra based thermogenic (fat-burning), energizing beverage to aid in thermogenesis as well as energizing and hydrating the body, that acts as an all natural weight loss catalyst that maintains healthy blood sugar levels in the body. It is currently available throughout the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various Distributors, including Tree of Life. Adirondack is currently working with Pinnacle to develop more beverages to be distributed through the established distribution system.

Adirondack is currently pursuing other relationships in the sports nutrition and dietary supplement industry for the development of natural and value added water beverages.

Liquidity and Capital Resources

The Company's working capital at February 28, 2002 was $(649,075) as opposed to $(518,538) for the preceding year. The decrease in working capital was in part due to accrued salary to the president and additional funds loaned to the Company by the president.

Inventory increased as the Company prepares to start its operations.

The Company has no long term liabilities and no bank borrowings as of February 28, 2002.

At February 28, 2002, the Company's balance sheet reflects cash of $17,819; accounts receivable of $62,744 and inventory of $43,860 as opposed to a cash balance of $11,663; accounts receivable of $10,198 and inventory of $41,432 for the prior year.

Management believes that its present resources, including additional sale of stock are sufficient to fund its anticipated level of operations through December 31, 2002.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that would affect the financial information in this filing

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth in this Form 10-KSB report as included in Part IV, Item 13 and by such reference is incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(C2) OF THE EXCHANGE ACTS

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

                                                           Other Capacities
                                                                in which
Name               Age      Period served as director      currently serving
----               ---      -------------------------      -----------------

David Sackler      35       Since 1997                     President, Chief
                                                           Executive Officer,
                                                           Chairman of the
                                                           Board

David Miller       53       Since 1997                     Vice President-
                                                           Marketing

Ronald Berk        52       Since 1997                     Director

Nick Namit         47       Since 1997                     Director

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

ITEM 10. EXECUTIVE COMPENSATIONF

The following table provides certain summary information concerning the compensation paid or accrued by Adirondack during the fiscal years ended 1998 through 2001 to or on behalf of Adirondack's president and the executive officers of Adirondack for services rendered an all capacities to Adirondack whose total aggregate salary and bonus exceed $100,000.

SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                                       -------------------
Name and Principal Position          Year             Salary
---------------------------          ----             ------

David Sackler, President             2001             $100,000 (2)
                                     2000             $100,000 (2)
                                     1999             $100,000 (1)
                                     1998             $100,000 (2)
                                     1997             $ 83,333 (2)

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

                                Number of Shares
Shareholders                    Beneficially Owned       Percent of Class
------------                    ------------------       ----------------

CES Holding Corp. (1)               9,843,474                  61.5%
1000 Woodbury Road
Woodbury, NY 11797

David Sackler
1000 Woodbury Road

Woodbury, NY 11797                          0                     0%

Eugene Stricker                     1,291,842                   8.1%
42 Barret Road
Lawrence, NY 11559

Mark Schindler(2)                     891,842                   5.0%
330 East 75th Street #11C
New York, NY 10021

David Miller                                0                     0%
19A Chestnut Street
Greenvale, NY 11548

Nick Namit                                  0                     0%
3728 East End
Seaford, NY 11783

MRK Enterprises, Inc.               2,000,000                  12.5%
150 East 59th Street
24th Floor
New York, NY 10022

                                Number of Shares
Shareholders                    Beneficially Owned       Percent of Class
------------                    ------------------       ----------------

Ronald Berk                                 0                     0%
211 East 70 St.
New York, NY 10021

SBS Limited Partnership(2)            235,271                   1.5%
c/o Mark Schindler
330 East 75th Street #11C
New York, NY 10021

Directors and Officers
  as a Group (1)                    9,843,474                  61.5%

(1) David Sackler, the president of Adirondack, is the President and sole shareholder of CES Holding Corp.
(2) Mark Schindler, a shareholder of Adirondack, is a principal shareholder of SBS Limited Partnership. 235,271 shares are held in the name of SBS Limited Partnership and 891,842 shares are held in the name of Mark Schindler.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSS

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedule. The following documents are filed as part of this report:

         Independent Auditor's Report.
         Financial Statements and Schedules:
               Balance Sheets at February 28, 2002 and February 28, 2001.

               Statements of Operations for the years ended February 28, 2002 and February 28, 2001 and February 29, 2000.

               Statements of Shareholders' Equity for the years ended February 28, 2002 and February 28, 2001 and February 29, 2000.

               Statements of Cash Flows for the years ended February 28, 2002 and February 29, 2001 and February 29, 2000.

               Notes to Financial Statements.

         All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         One report on Form 8-K was filed by the Registrant during the fourth quarter ended February 28, 2002.

(c)      Exhibits.

Exhibit Number                      Description
--------------                      -----------

3 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 2.1 of Registrant's Form 10.
3.1 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Exhibit 2.2 of Registrant's Form
                  10)
3.2 Bylaws of Registrant. (Incorporated by reference to the Registrant's Form 10.
10.1 1998 Stock Option Plan of Registrant. (Incorporated by reference to Exhibit 3.1 of the Form 10)
10.2              Agreement for conversion of debt to C.E.S. Consultants, Inc.
                  to Series A Redeemable Preferred Stock
10.5 Amended Consulting Agreement between the Registrant and Madison Venture Capital II, Inc. (Incorporated by reference to
                  Exhibit 6.3 of Registrant's Form 10)
10.6 Consulting Agreement between the Registrant and CES Consulting Co., Inc. dated December 31, 1997. (Incorporated by reference to Exhibit 6.4 of Registrant's Form 10)
10.7 Consulting Agreement between Registrant and MRK Enterprises, Inc. dated June 2, 1999. (Incorporated by reference to Exhibit
                  6.5 of Registrant's Form 10)v

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

Date: July 24, 2001

David Sackler                          By: /s/ DAVID SACKLER
                                           -------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.


                                                               Table of Contents
================================================================================

Independent Auditors' Report                                                 F-2

Financial Statements

         Balance Sheets                                                      F-3

         Statements of Changes in Stockholders' Equity                       F-4

         Statement of Operations and Retained Earnings (Deficit)             F-5

         Statements of Cash Flows                                            F-7

         Notes to Financial Statements                                F-8 - F-13

Independent Auditors' Report



To the Board of Directors of
Adirondack Pure Springs Mt. Water Co., Inc.
Syosset, New York


I have audited the accompanying balance sheets of Adirondack Pure Springs Mt. Water Co., Inc. (a corporation) as of February 28, 2002 and 2001 and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for the years ended February 28, 2002 and 2001 and March 7, 1997 (inception) to February 28, 2002. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements.

I conducted my audit in accordance with United States generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adirondack Pure Springs Mt. Water Co., Inc. as of February 28, 2002 and 2001 and the results of its operations, changes in stockholders' equity and its cash flows for the periods indicated above in conformity with United States generally accepted accounting principles.

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




May 14, 2002

                                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                   (A Development Stage Company)

                                                                                  BALANCE SHEETS
================================================================================================

                                                                      February 28,   February 28,
                                                                          2002           2001
------------------------------------------------------------------------------------------------
ASSETS

Current Assets
      Cash                                                            $    17,819    $         0
      Accounts Receivable - Trade                                          62,744         57,206
      Deferred Offering Costs                                               2,450          2,450
      Inventory                                                            43,860         29,378
------------------------------------------------------------------------------------------------
Total Current Assets                                                      126,873         89,034
------------------------------------------------------------------------------------------------

Property and Equipment
      Site Development                                                     85,027         85,027
      Trademark                                                            16,924         21,164
      Equipment                                                            21,165         15,324
      Accumulated Depreciation, Amortization                              (26,740)       (18,443)
------------------------------------------------------------------------------------------------
Total Property and Equipment                                               96,376        103,072
------------------------------------------------------------------------------------------------

Other Assets
      Security Deposits                                                    39,712         24,712
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $   262,712    $   216,819
================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Cash (Overdraft)                                                $         0    $       813
      Accounts Payable                                                     90,083         70,607
      Accrued Salary                                                      419,128        319,128
      Payroll Taxes Payable                                                46,350         16,479
      Debentures Payable                                                  220,387         46,350
      Loan Payable                                                         74,936        154,187
------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 775,948        607,564
------------------------------------------------------------------------------------------------

Stockholders' Equity
      Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
        15,931,000 and 16,591,000 Issued and Outstanding                   42,320         43,320
      Preferred Stock - Series A, Authorized, 1,000,000 at $.01 Par
        Value; 20,000 Shares Issued                                           200            200
      Paid-in Capital                                                     650,123        450,090
      Deficit Accumulated During Development Stage                     (1,205,630)    (1,083,389)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                     (512,987)      (390,746)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   262,961    $   216,818
================================================================================================

                                                                ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                              (A Development Stage Company)

                                                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              For the Period March 7, 1997 (inception) to February 28, 2002
===========================================================================================================

                                                                                                   Accum-
                              Preferred     Stock        Common        Stock       Paid-in         ulated
                                Shares      Amount       Shares        Amount      Capital        Deficit
-----------------------------------------------------------------------------------------------------------

Balance - March 7, 1997
 (inception)                         0   $         0            0   $         0   $         0   $         0

Sale of Stock                                                 100        10,000                           0

Loss for Period                                                                                    (224,246)
-----------------------------------------------------------------------------------------------------------

Balance - February 28, 1998          0             0          100        10,000             0      (224,246)

Amendment to Certificate of
  Incorporation - Stock Split                          13,358,900        10,000             0             0

Conversion of Loan to
  Preferred Stock               20,000           200                                  200,033             0

Sale of Stock                                             522,000         5,220       169,650             0

Loss for the Year Ended
  February 28, 1999                                                                                (191,265)
-----------------------------------------------------------------------------------------------------------

Balance - February 28, 1999     20,000           200   13,881,000        15,220       369,683      (415,511)

Stock Issued for Professional
  Fees                                                  2,000,000        20,000        55,000             0

Sale of Stock                                              50,000           500       100,040

Loss for the Year Ended
  February 29, 2000                                                                                (387,629)
-----------------------------------------------------------------------------------------------------------

Balance - February 29, 2000     20,000           200   15,931,000        35,720       524,723      (803,140)

Stock Issued for Professional
  Fees                                                    660,000         6,600       125,400

Loss for the Year Ended
  February 28, 2001                                                                                (277,768)
-----------------------------------------------------------------------------------------------------------

Balance - February 28, 2001     20,000   $       200   16,591,000   $    42,320   $   650,123   $(1,083,389)

Loss For the Year Ended
  February 28, 2002                                                                                (122,241)

Balance - February 28, 2002     20,000   $       200   16,591,000   $    42,320   $   650,123   $(1,205,630)

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
================================================================================

                                        March 1,       March 1,
                                        2001 to        2000 to       Inception
                                        February       February      to February
                                        28,2002        28, 2001       28, 2002
--------------------------------------------------------------------------------

REVENUES
      Sales                           $   173,049    $   188,179    $   397,873
--------------------------------------------------------------------------------

COST OF SALES
      Beginning Inventory                  29,378         41,432              0
      Expenses                            144,721              0        365,817
      Less:  Ending Inventory             (43,860)       (29,378)       (43,860)
--------------------------------------------------------------------------------

TOTAL COST OF SALES                       130,239        107,202        321,957
--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                        42,810         80,977         75,916
--------------------------------------------------------------------------------

EXPENSES
      Officer's Salary                    100,000        100,000        483,333
      Salaries                                  0              0         45,675
      Consulting, Professional Fees        12,295        177,715        385,045
      Utilities, Telephone                  8,157         11,489         35,137
      Promotion                                 0         10,044         10,044
      Office Rent, Expenses                38,540         74,844        217,039
      Taxes                                     0            636         11,440
      Travel, Auto Expense                 18,662         14,171         56,474
      Supplies, Insurance, Other            9,078          4,103         48,711
      Depreciation, Amortization            2,541          3,728          8,357
--------------------------------------------------------------------------------

TOTAL EXPENSES                            189,183        396,730      1,301,255
--------------------------------------------------------------------------------

OTHER INCOME EXPENSES
      Rent Income                          30,790         38,206        101,367
      Startup Costs                             0              0        (75,000)
      Stock Issuance Costs                 (6,658)             0         (6,658)
--------------------------------------------------------------------------------

TOTAL OTHER INCOME                         24,132         38,206         19,709
(EXPENSES)
--------------------------------------------------------------------------------

NET (LOSS)                               (122,241)      (277,547)    (1,205,630)
--------------------------------------------------------------------------------

                                          ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                        (A Development Stage Company)

                             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                                                          (Continued)
=====================================================================================

                                           March 1,        March 1,
                                           2001 to         2000 to       Inception
                                           February        February      to February
                                           28,2002         28, 2001       28, 2002
-------------------------------------------------------------------------------------


DEFICIT ACCUMULATED DURING
  DEVELOPMENT STAGE - Begin                (1,083,389)   $   (803,140)   $          0
-------------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
  DEVELOPMENT STAGE - End                  (1,205,630)   $ (1,083,389)   $ (1,083,389)
=====================================================================================

(LOSS) PER SHARE - Basic                 $     (0.008)   $      (0.02)   $     (0.075)

(LOSS) PER SHARE - Diluted               $     (0.008)   $      (0.02)   $     (0.075)
=====================================================================================

SHARES USED IN PER SHARE CALCULATION -
  Basic                                    16,068,500      15,931,000      16,068,500
SHARES USED IN PER SHARE CALCULATION -
  Diluted                                  16,168,500      15,981,000      16,168,500
=====================================================================================

                                                       ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                                     (A Development Stage Company)

                                                                           STATEMENT OF CASH FLOWS
==================================================================================================

                                                          March 1,       March 1,
                                                          2001 to        2000 to      Inception to
                                                          February       February     February 28
                                                          28,2002        28, 2001         2002
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                          $  (122,241)   $  (280,249)   $(1,205,630)
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and Amortization                        8,297          9,926         26,740
         Increase in Accounts Receivable                     (5,538)       (47,008)       (62,744)
         Decrease (Increase) in Inventory                   (14,482)        12,054        (43,860)
         Increase in Accrued Expense                        100,000        100,000        419,128
         (Decrease) Increase in Accounts Payable              2,996        (60,743)        73,604
         Increase in Payroll Taxes Payable                        0              0         16,479
          Increase in Deferred Offering Costs                     0              0         (2,450)
--------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING
  ACTIVITIES                                                (30,968)      (266,020)      (778,733)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Site Development                                            0              0        (85,027)
      Purchase of Equipment                                  (1,600)             0        (16,924)
      Increase in Security Deposits                         (15,000)             0        (39,712)
      Acquisition of Trademark                                    0         (4,057)       (21,165)
--------------------------------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                     (16,600)        (4,057)      (162,828)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM BY FINANCING
  ACTIVITIES
      Issuance of Preferred Stock                                 0              0        200,233
      Increase in Debentures Payable                              0         46,350         46,350
      Increase in Loan Payable                               66,700         79,251        220,387
      Sale of Common Stock                                        0        132,000        492,410
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                 66,700        257,601        959,380
--------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                              18,632        (12,476)        17,819

CASH - Beginning                                               (813)        11,663              0
--------------------------------------------------------------------------------------------------

CASH - Ending                                           $    17,819    $      (813)   $   (17,819)
==================================================================================================
Supplemental Disclosures:
      Conversion of Loan Payable to Preferred Stock     $         0    $         0    $   200,233
      Stock Issued for Professional Fees                $         0    $         0    $    75,000
      Stock for Placement Fees                          $         0    $         0    $       499
==================================================================================================

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 28, 2002
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 28, 2002
================================================================================

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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 28, 2002
================================================================================

NOTE 3 - LOAN PAYABLE

         At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock (see also Note 6). The balance represents additional advances during the current three-month period and are non-interest bearing.


NOTE 4 - INCOME TAXES

         No provision for income taxes is required as the Company has incurred losses during its development stage. These losses are available to offset taxable years in the future. The losses will be available until 2018, 2019, and 2020 respectively.


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

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 28, 2002
================================================================================

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

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                       March 7,
                                         March 1,       March 1,         1997
                                         2001 to        2000 to      (inception)
                                       February 28,     February     to February
                                           2002         28, 2001       28, 2002
         -----------------------------------------------------------------------

         Compensation recorded          $ 100,000      $ 100,000      $ 483,333
         Compensation paid                                     0         64,205
         -----------------------------------------------------------------------
         Compensation deferred          $ 100,000      $ 100,000      $ 419,128
         =======================================================================

         Future commitments to Mr. Sackler under his employment agreement referenced above are as follows:

         March 1, 2001 - February 28, 2002             $ 100,000
         March 1, 2002 - April 30, 2002                   16,667
                                                       ---------
                                                       $ 116,667
                                                       =========

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 28, 2002
================================================================================

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


NOTE  9 - SUBSEQUENT EVENTS

         Sales Agreements:

         In February, 2002, the Company signed a sales agreement with the Federated Group of Arlington Heights, Illinois. The Federated Group is a national, multi-billion dollar company specializing is sales, marketing, and distribution in the grocery industry. The Company shall compensate Federated through sales commissions

         In March, 2002, the Company entered into a sales agreement with Contemporary Marketing, Inc (CMI) of Buffalo Grove, Illinois. The Company has engaged CMI to provide sales services in the specialty retail and select retail arenas. The Company shall compensate CMI in the form of sales commissions.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                                   (A Development Stage Company)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               February 28, 2002
================================================================================

NOTE 10 - SUBSEQUENT EVENTS (Continued)

         The company's products are the official waters of the International Federation of BodyBuilders (IFBB) events including the Mr. Olympia, Ms. Olympia, Fitness Olympia, Nights of Champions and others from 2000 through 2002.

         The company's products are the official waters of the Hamptons Music Festival, a three week summer classical music festival in Bridgehampton, New York from 2000 through 2002.

         The Company has exercised its option for its Lake George, New York source, and is continuing negotiations with the Village to extend the term of its lease.


NOTE 11 - STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the years ended February 28, 2002 and February 28, 2001, the status of these options was as follows:

                                                         2002                                 2001
                                                         ----                                 ----
                                            Number        Option Price per       Number        Option Price per
                                           of Shares            Share           of Shares            Share
         ------------------------------------------------------------------------------------------------------

         Options outstanding at
           beginning of period              100,000             $0.20            100,000             $0.20
         Options granted during the
           Period                                 0                                    0
         Options outstanding and
           exercisable at end of period     100,000             $0.20            100,000             $0.20

         None of the options granted by the company were exercised, forfeited or expired during the years ended February 28, 2002 and February 28, 2001.


NOTE 12 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $649,075. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.



                                                   (A Development Stage Company)












================================================================================


                                                            Financial Statements

                                         February 28, 2002 and February 28, 2001