Form 10QSB
period 2002-05-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2002-07-19
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from______________ to _____________

                         Commission file number 0-30276
                                                -------

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

          NEW YORK                                               11-3377469
-----------------------------                                -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporated or organization)                                Identification No.)

            1000 Woodbury Road - Suite 212A, Woodbury, New York 11797
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 682-5900
                           ---------------------------
                           (Issuer's Telephone Number)


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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,591,000

           Transitional Small Business Disclosure Format (check one):
                            Yes [ ]           No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I -  Financial Information

          Item 1 - Financial Statements (unaudited)

                   Balance Sheets - May 31, 2002 and May 31, 2001
                   (Unaudited).........................................   3

                   Statements of Operations - Three Months ended
                   May 31, 2002 and 2001 and period March 7, 1997
                   (inception) to May 31, 2002.........................   4

                   Statements of Cash Flows - Three months ended
                   May 31, 2002 and 2001 and period March 7, 1997
                   (inception) to May 31, 2002.........................   5

                   Notes to Financial Statements.......................   6-12

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................   13-14

Part II - Other Information

          Item 1 - Legal Proceedings...................................   15

          Item 2 - Changes in Securities and Use of Proceeds...........   15

          Item 4 - Submission of Matters to a Vote of Security
                   Holders.............................................   15

          Item 5 - Other Information...................................   15

          Item 6 - Exhibits and Reports on Form 8-K....................   15

          Signatures...................................................   16

                           ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                              (A Company in the Development Stage)
                                         BALANCE SHEETS
                                           (Unaudited)
                                             MAY 31



                                                                           2002           2001
                                                                       --------------------------
ASSETS

Current Assets
   Cash                                                                $     2,881    $    16,006
   Accounts Receivable - Trade                                              62,744         57,207
   Deferred Offering Costs                                                   2,450          2,450
   Inventory                                                                34,860         29,378
-------------------------------------------------------------------------------------------------
Total Current Assets                                                       102,935        105,041
-------------------------------------------------------------------------------------------------

Property and Equipment
   Site Development                                                         85,027         85,027
   Office Equipment, Displays                                               16,924         15,324
   Trademark                                                                21,165         21,165
   Accumulated Depreciation, Amortization                                  (28,202)       (21,044)
-------------------------------------------------------------------------------------------------
Total Property and Equipment                                                94,914        100,472
-------------------------------------------------------------------------------------------------

Other
   Security Deposits                                                        39,712         24,712
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $   237,561    $   230,225
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                         75,082        102,379
   Accrued Salary                                                          435,795        344,128
   Debentures Payable                                                       46,350         46,350
   Loan Payable                                                            221,073        166,187
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  778,300        659,044
-------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
     15,931,000 and 16,591,000 Issued and Outstanding                       42,320         42,320
   Preferred Stock - Series A, Authorized 1,000,000, $.01 Par Value,
     20,000 Shares Issued and Outstanding                                      200            200
   Paid-in Capital                                                         650,123        650,123
   Deficit Accumulated During Development Stage                         (1,233,382)    (1,121,462)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                (540,739)      (428,819)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   237,561    $   230,225
=================================================================================================

                      ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                         (A Company in the Development Stage)
                  STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                               DURING DEVELOPMENT STAGE
                                      (Unaudited)
                                    FOR THE PERIODS


                                    March 1, 2002     March 1, 2001       Inception to
                                   to May 31, 2002   to May 31, 2001      May 31, 2002
                                   ---------------------------------------------------

REVENUES
   Sales                             $     45,797      $     28,045       $    443,670
--------------------------------------------------------------------------------------

COST OF SALES
   Beginning Inventory                     43,860            29,378                  0
   Expenses                                21,124            13,818            386,941
   Ending Inventory                       (34,860)          (29,378)           (34,860)
--------------------------------------------------------------------------------------
Total Cost of Sales                        30,124            13,818            352,081
--------------------------------------------------------------------------------------

GROSS PROFIT                               15,673            14,227             91,589
--------------------------------------------------------------------------------------

EXPENSES
   Officer's Salary                        16,667            25,000            500,000
   Salary                                       0                 0             45,675
   Consulting, Professional Fees              950                 0            385,995
   Utilities, Telephone                       592             4,228             35,729
   Promotion                                    0                 0             10,044
   Office Rent, Expenses                    9,002            20,894            226,041
   Taxes                                        0                 0             11,440
   Travel, Auto Expense                    13,843             5,704             70,318
   Supplies, Insurance, Other               2,659             1,011             51,369
   Depreciation, Amortization               1,462             2,601              9,819
--------------------------------------------------------------------------------------

TOTAL EXPENSES                             45,175            59,438          1,346,430
--------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
   Rent Income                              3,750            10,395            105,117
   Startup Costs                                0                 0            (75,000)
   Stock Placement Fees                    (2,000)           (3,257)            (8,658)
--------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)               1,750             7,138             21,459
--------------------------------------------------------------------------------------

NET (LOSS)                           $    (27,752)     $    (38,073)      $ (1,233,382)
======================================================================================

Earnings (Deficit) Per Share
   Basic                                   (0.002)           (0.002)            (0.077)
   Fully Diluted                           (0.002)           (0.002)            (0.077)

Shares Used in Calculation
   Basic                               16,068,500        16,068,500         16,068,500
   Fully Diluted                       16,168,500        16,068,500         16,168,500

                                 ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                    (A Company in the Development Stage)
                                           STATEMENT OF CASH FLOWS
                                                 (Unaudited)
                                               FOR THE PERIODS


                                                         March 1, 2002     March 1, 2001       Inception to
                                                        to May 31, 2002   to May 31, 2001      May 31, 2002
                                                        ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Deficit Accumulated During Development Stage        $   (36,085)      $   (38,341)       $(1,233,382)
      Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Acitvities
        Depreciation, Amortization                              1,461             2,601             28,202
        Increase in Accounts Receivable                             0                 0            (62,744)
        (Increase) Decrease in Inventory                        9,000                 0            (34,860)
        Increase in Accrued Expense                            25,000            25,000            435,795
        Increase (Decrease)in Accounts Payable                (15,000)           15,559             75,082
        Increase in Pauroll Tax Payable                                               0
        Increase in Deferred Offering Costs                         0                 0             (2,450)
----------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES              (15,624)            4,819           (794,357)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Site Development                                              0                 0            (85,027)
      Purchase of Equipment                                         0                 0            (16,924)
      Increase in Security Deposits                                 0                 0            (39,712)
      Acquisition of Trademark                                      0                 0            (21,165)
----------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                             0                 0           (162,828)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of Preferred Stock                                   0                 0            200,233
      Increase in Debentures Payable                                0                 0             46,350
      Increase in Loan Payable                                    686            12,000            221,073
      Sale of Common Stock                                          0                 0            492,410
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         686            12,000            960,066
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                               (14,938)           16,819              2,881

CASH -Beginning                                                17,819              (813)                 0
----------------------------------------------------------------------------------------------------------

CASH - Ending                                                   2,881            16,006              2,881
==========================================================================================================

Supplemental Disclosures:
      Conversion of Loan Payable to Preferred Stock                 0                 0            200,233
      Stock Issued For Professional Fees                            0                 0             75,000
      Stock For Placement Fees                                      0                 0                499
==========================================================================================================

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


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

          For financial statement purposes, compensation expense would be recorded only if the options were issued below fair value. As of the date of these financial statements, no options had been issued under the stock incentive plan. Outside of the stock incentive plan, in conjunction with the offering of the Company's stock referenced in Note 6, the Company issued options as compensation to legal counsel for 100,000 shares of common stock at $0.20 per share. This value was agreed upon between counsel and management. See also Note 11.

                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


NOTE 3 -  INVESTMENT - TRADEMARK

          On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to May 31, 2002 was $3,468.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


NOTE 7 -  PREFERRED STOCK (Continued)

could start January 1, 2001 through payments of up to 20% of the Company's pre-tax profit. There have not been any redemptions as the Company has not had any profits.

NOTE 8 -  COMMITMENTS, CONTINGENCIES

          Properties - The Company has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides rights to four (4) pure water sources, as well as five (5) acres of property for construction of an up to a 50,000 square foot bottling plant. The lease term for the water source is for five (5) years expiring May 2002 with two five (5) year renewal options. If the plant is constructed, the lease term extends to 2029. At the termination of the lease, all improvements become the property of the Village. Initial base rent for water $.001 per gallon with a minimum $30,000 commencing in the second year of the lease. The Company has renewed its lease with the Village of Lake George, and is in the process of renegotiating and extending the term of the lease.

          The Company has entered into a license agreement for office space at 1000 Woodbury Road, Suite 212A, Woodbury, New York 11797. The term ends September 30, 2002, and is subject to monthly extensions pursuant to a new lease for either the existing occupied space or new space in the building. Minimum annual rentals for the year ending:

                  September 30, 2002           $  7,500
                                               --------
                                               $  7,500
                                               ========


          The Company had entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years, for a term ending April 30, 2002 at a salary of $100,000 per year. The Company is negotiating a new five year contract which, when executed, will include the period subsequent to April 30, 2002. No accrual for the month of May 2002 has been included in these financial statements.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


NOTE 8 -  COMMITMENTS, CONTINGENCIES (Continued)

          The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                        March 7,
                                                                          1997
                                   March 1, 2001    March 1, 2002     (inception)
                                  to May 1, 2001   to May 1, 2002   to May 31, 2002
          -------------------------------------------------------------------------
          Compensation recorded      $ 25,000         $ 16,667          $500,000
          Compensation paid                 0                0            64,205
          Compensation deferred        25,000           16,667           435,795

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

NOTE 10 - DEVELOPMENT BOND

          The Company has been approved for a bond offering loan of four million six hundred and twenty-five thousand dollars ($4,625,000) by the Counties of Warren and Washington Industrial Development Agency for the purpose of constructing an up to 50,000 square foot bottling plant. The Company had until July 31, 2000 to begin the bond offering.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 2002


NOTE 13 - STOCK OPTIONS

          Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended May 31, 2002 and 2001, the status of these options was as follows:

                                           2002                             2001
                              ------------------------------   ------------------------------
                               Number of   Option Price per     Number of   Option Price per
                                Shares           Share           Shares           Share
                              ---------------------------------------------------------------

Options outstanding at
beginning of period             100,000          $0.20           100,000          $0.20

Options granted during the
period                                0                                0

Options outstanding and
exercisable at end of
period                          100,000          $0.20           100,000          $0.20

          None of the options granted by the Company were exercised, forfeited or expired during the quarters ended May 31, 2002 and 2001.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS

          The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

          The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of May 31, 2002, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

FORWARD LOOKING STATEMENTS

          When used in this Form 10-QSB and in future filings by Adirondack Pure Springs Mt. Water Co., Inc. (Adirondack) with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

MARKETING

          Adirondack has its own proprietary brand, AvivA SPRINGS. Adirondack intends to expand the sales and breadth of product type of AvivA SPRINGS through its new relationship with the Federated Group, wherein AvivA will be introduced into grocery distribution. Sales concentration of AvivA will continue in the specialty retail and health club outlets in the Northeast and expand nationwide. AvivA SPRINGS will be sold in various sizes, ranging from 16.9 ounce size bottles to 1 gallon and specialty packs. The Company will continue its efforts of product placement and event marketing as well as other cost effective marketing concepts to gain exposure for AvivA Springs, including the 2002 Hamptons Music Festival, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events, including the largest international professional bodybuilding event on the East Coast, the IFBB Night of The Champions in 2002 and 2003. Adirondack has focused on the development and sales of its proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in specialty retail natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AvivA Springs, and has been, and continues to be

                                    13 of 16
the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events, and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AvivA Springs in the forefront of the multi-billion dollar health/fitness and supplement industry.

          In February, 2002, the Company signed a sales agreement with the Federated Group of Arlington Heights, Illinois. The Federated Group is a national, multi-billion dollar company specializing is sales, marketing, and distribution in the grocery industry. The Company shall compensate Federated through sales commissions

          In March, 2002, the Company entered into a sales agreement with Contemporary Marketing, Inc (CMI) of Buffalo Grove, Illinois. The Company has engaged CMI to provide sales services in the specialty retail and select retail arenas. The Company shall compensate CMI through of sales commissions.

AGREEMENT WITH GENERAL NUTRITION CENTERS

          Adirondack is currently addressing its relationship with General Nutrition Centers to enhance its position as a supplier to the company of various convenience beverages and supplements. This will include marketing and other promotional opportunities that will be addressed in the coming months.

NEW PRODUCT

          Adirondack has begun production on behalf of Bodyonics, Ltd. of Pinnacle AquaLean Diet & Fitness Water. The initial rollout has commenced into the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. The Company has worked with Pinnacle to introduce two more exciting flavors of AquaLean, Tropical Passion, Cool Citrus, and the original Berry Blast.

          The Company is currently working with several other companies in the sports nutrition industry, nutrition and diet industry, and the pharmaceutical industry to introduce value added beverages in the near future.

          The Company continues to pursue joint venture and merger/acquisition opportunities throughout North America and other markets worldwide. The purpose of each opportunity is to expand the production capability, product type capability, and distribution reach of the Company.

RESULTS OF OPERATIONS

          As the Company is in its development stage, there is no relevant comparison with operations for the three months ended May 2002 as compared to the same period in 2001.

                                    14 of 16

          General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of August 31, 2001, the Company's working capital is $(675,365).

          Net cash used by operations for the three months ended May 31, 2002 was primarily due to the accrued officer's salary. Net cash from financing activities was due to additional funds loaned by management.

          The Company believes that its short-term liquidity need will continue to be met through funds invested by management. These funds come from funds put into the Company met the deferral of salary accrued to management. Long- term liquidity is anticipated to be met through a stock offering. The Company is currently in discussions with underwriters towards the goal of a stock offering.

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

July 19, 2002                          /s/ DAVID SACKLER
                                       -----------------------------------
                                       David Sackler
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER