Form 10QSB
period 2002-08-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2002-11-01
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from______________ to _____________

                         Commission file number 0-30276
                                               ---------

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

       100 Quentin Roosevelt Boulevard - Suite 404, Garden City, NY 11530
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 222-0100
                           ---------------------------
                           (Issuer's Telephone Number)

            1000 Woodbury Road - Suite 212A, Woodbury, New York 11797
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,591,000

         Transitional Small Business Disclosure Format (check one):
                  Yes [ ]                   No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information

         Item 1 - Financial Statements (unaudited)

Balance Sheets - August 31, 2002 and August 31, 2001 (Unaudited)            3

Statements of Operations - Three Months ended August 31, 2002 and 2001
and period March 7, 1997 (inception) to August 31, 2002                     4

Statements of Cash Flows - Three Months ended August 31, 2002 and 2001
and period March 7, 1997 (inception) to August 31, 2002                     5

Notes to Financial Statements                                              6-12

         Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       13-15

Part II - Other Information

         Item 1 - Legal Proceedings                                        16

         Item 2 - Changes in Securities and Use of Proceeds                16

         Item 4 - Submission of Matters to a Vote of Security Holders      16

         Item 5 - Other Information                                        16

         Item 6 - Exhibits and Reports on Form 8-K                         16

         Signatures                                                        17

                            ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                (A Company in the Development Stage)
                                           BALANCE SHEETS
                                            (Unaudited)
                                             AUGUST 31


                                                                            2002           2001
                                                                         -----------    -----------
ASSETS

Current Assets
    Cash                                                                 $    45,446    $    17,240
    Accounts Receivable - Trade                                               62,744         25,602
    Deferred Offering Costs                                                    2,450          2,450
    Inventory                                                                 34,860         31,716
---------------------------------------------------------------------------------------------------
Total Current Assets                                                         145,500         77,008
---------------------------------------------------------------------------------------------------

Property and Equipment
    Site Development                                                          85,027         85,027
    Office Equipment, Displays                                                16,924         15,324
    Trademark                                                                 21,165         21,165
    Accumulated Depreciation, Amortization                                   (30,544)       (12,796)
---------------------------------------------------------------------------------------------------
Total Property and Equipment                                                  92,572        108,720
---------------------------------------------------------------------------------------------------

Other
    Security Deposits                                                         39,712         24,712
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $   277,784    $   210,440
===================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                                          80,083        147,917
    Accrued Salary                                                           469,128        259,647
    Debentures Payable                                                        46,350         46,350
    Loan Payable                                                             257,073         99,937
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    852,634        553,851
---------------------------------------------------------------------------------------------------


Stockholders' Equity
    Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
      15,931,000 and 16,591,000 Issued and Outstanding                        42,320         35,720
     Preferred Stock - Series A, Authorized 1,000,000, $.01 Par Value,
       20,000 Shares Issued and Outstanding                                      200            200
    Paid-in Capital                                                          650,123        524,723
    Deficit Accumulated During Development Stage                          (1,267,837)      (904,054)
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                  (575,194)      (343,411)
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   277,440    $   210,440
===================================================================================================

                       ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                           (A Company in the Development Stage)
                    STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                 DURING DEVELOPMENT STAGE
                                       (Unaudited)
                                     FOR THE PERIODS


                                    June 1, 2002 to    June 1, 2001 to       Inception to
                                    August 31, 2002    August 31, 2001    August 31. 2002
                                    ---------------    ---------------    ---------------
REVENUES
    Sales                           $        55,993    $        51,574    $       499,663
-----------------------------------------------------------------------------------------

COST OF SALES
    Beginning Inventory                      34,860             29,378                  0
    Expenses                                 30,957             40,413            417,897
    Ending Inventory                        (34,860)           (27,008)           (34,860)
-----------------------------------------------------------------------------------------
Total Cost of Sales                          30,957             42,783            383,037
-----------------------------------------------------------------------------------------

GROSS PROFIT                                 25,036              8,791            116,626
-----------------------------------------------------------------------------------------

EXPENSES
    Officer's Salary                         25,000             25,000            533,333
    Salary                                        0                  0             45,675
    Consulting, Professional Fees             6,000                  0            391,995
    Utilities, Telephone                      1,733              2,943             41,858
    Promotion                                     0                  0             10,044
    Office Rent, Expenses                    14,789             14,809            236,041
    Taxes                                         0                  0             11,440
    Travel, Auto Expense                      6,682              3,700             77,000
    Supplies, Insurance, Other                3,017                659             54,780
    Depreciation, Amortization                2,687              2,601             12,506
-----------------------------------------------------------------------------------------

TOTAL EXPENSES                               59,908             49,712          1,414,672
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
    Rent Income                               8,750             14,145            113,867
    Startup Costs                                 0                  0            (75,000)
    Stock Placement Fees                          0             (1,901)            (8,658)
-----------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                 8,750             12,244             30,209
-----------------------------------------------------------------------------------------

NET (LOSS)                          $       (26,122)   $       (28,677)   $    (1,267,837)
=========================================================================================

Earnings (Deficit) Per Share
   Basic                                     (0.002)            (0.002)            (0.077)
   Fully Diluted                             (0.002)            (0.002)            (0.077)

Shares Used in Calculation
    Basic                                16,068,500         16,068,500         16,068,500
    Fully Diluted                        16,168,500         16,068,500         16,168,500

                                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                         (A Company in the Development Stage)
                                               STATEMENT OF CASH FLOWS
                                                     (Unaudited)
                                                   FOR THE PERIODS


                                                                June 1, 2002 to    June 1, 2002 to       Inception to
                                                                August 31, 2002    August 31, 2001    August 31, 2002
                                                                ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Deficit Accumulated During Development Stage      $       (26,122)   $       (66,747)   $    (1,233,382)
              Adjustments to Reconcile Net Income to Net Cash
               Provided by Operating Acitvities
                 Depreciation, Amortization                               2,687              4,902             28,202
                 Increase in Accounts Receivable                              0            (29,047)           (62,744)
                 (Increase) Decrease in Inventory                             0              2,370            (34,860)
                 Increase in Accrued Expense                             25,000             50,000            435,795
                 Increase (Decrease)in Accounts Payable                   5,000             16,665             75,082
                 Increase in Pauroll Tax Payable                              0
                 Increase in Deferred Offering Costs                          0                  0             (2,450)
---------------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                          6,565            (21,857)          (794,357)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Site Development                                                0                  0            (85,027)
              Purchase of Equipment                                           0                  0            (16,924)
              Increase in Security Deposits                                   0             (7,700)           (39,712)
              Acquisition of Trademark                                        0                  0            (21,165)
---------------------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                                       0             (7,700)          (162,828)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Issuance of Preferred Stock                                     0                  0            200,233
              Increase in Debentures Payable                                  0                  0             46,350
              Increase in Loan Payable                                   36,000             38,500            221,073
              Sale of Common Stock                                            0                  0            492,410
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                36,000             38,500            960,066
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                          42,565              8,943              2,881

CASH -Beginning                                                           2,881               (813)                 0
---------------------------------------------------------------------------------------------------------------------

CASH - Ending                                                            45,446              8,130              2,881
=====================================================================================================================

Supplemental Disclosures:
              Conversion of Loan Payable to Preferred Stock                   0                  0            200,233
              Stock Issued For Professional Fees                              0                  0             75,000
              Stock For Placement Fees                                        0                  0                499
=====================================================================================================================

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounts Receivable - Management considers all accounts receivable to be collectible. Therefore, no allowance for bad debts has been included in the statements.

         Impairment of Long-Lived Assets - Long-lived assets (i.e., property, plant and equipment) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (un-discounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related asset.

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

         Incentive Stock Options - The Company adopted its stock incentive plan on July 1, 1998. The Plan enables the company to grant incentive stock options, non-qualified options and stock appreciation rights for up to 1.5 million shares of the Company's common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed it's acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to August 31, 2002 was $3,732.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

NOTE 7 - PREFERRED STOCK (Continued)

could start January 1, 2001 through payments of up to 20% of the Company's pre-tax profit. There have not been any redemptions as the Company has not had any profits.

NOTE 8 - COMMITMENTS, CONTINGENCIES

         Properties - The Company has an exclusive ground and water lease with the Incorporated Village of Lake George, which provides rights to four (4) pure water sources, as well as five (5) acres of property for construction of an up to a 50,000 square foot bottling plant. The lease term for the water source is for five (5) years expiring August 2002 with two five (5) year renewal options. If the plant is constructed, the lease term extends to 2029. At the termination of the lease, all improvements become the property of the Village. Initial base rent for water $.001 per gallon with a minimum $30,000 commencing in the second year of the lease. The Company has renewed its lease with the Village of Lake George, and is in the process of renegotiating and extending the term of the lease.

         The Company has entered into a month to month agreement for office space at 100 Quentin Roosevelt - Suite 304, Garden City, NY 11530. The monthly rent is $2,300.

         The Company had entered into a license agreement for office space at 1000 Woodbury Road, Suite 212A, Woodbury, New York 11797. The term ended September 30, 2002. The monthly rental was $2,500.

        The Company had entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years, for a term ending April 30, 2002 at a salary of $100,000 per year. The Company is negotiating a new five year contract which, when executed, will include the period subsequent to April 30, 2002. No accrual for the month of May 2002 and thereafter has been included in these financial statements.

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                  March 7, 1997
                          June 1, 2001       June 1, 2002           (inception)
                          to August 31,      to August 31,         to August 31,
                              2001               2002                  2002
         -----------------------------------------------------------------------
  Compensation recorded        $25,000             $0                $ 500,000
  Compensation paid                  0              0                   64,205
  Compensation deferred         25,000              0                  435,795

         Mr. Sackler's deferred salary will be paid from operating revenues and not from the proceeds of any offering.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

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

NOTE 12 - SUBSEQUENT EVENTS

         The Company has filed for two trademarks:

         (1) for the name HYDRO-LYTE. The product is a spring water based, electrolyte enhanced, flavored sports water. The trademark has been accepted,

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

NOTE 12 - SUBSEQUENT EVENTS (Continued)

yet protested by Hormel Foods. The Company is currently negotiating a resolution of the trademark protest.

         (2) for the name ADAMS ALE which is water contained in a beer shaped bottle. This will be marketed to beverage distributors. The trademark has been accepted and will be filed on behalf of the Company.


         The Company has engaged in three consulting agreements:

         1) The Company has signed a consulting agreement with Chi Ming Yu, an individual residing in New Jersey. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. The Company shall compensate the Consultant as follows: (i) The payment of annual fee $150,000.00 or one initial payment of 880,000 shares of free trading common stocks. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company.

         2) The Company has signed a consulting agreement with Hiu F. Wong, an individual residing in New Jersey. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. The Company shall compensate the Consultant as follows: (i) The payment of annual fee $150,000.00 or one initial payment of 880,000 shares of free trading common stocks. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company.

         3) The Company has signed a consulting agreement with Ad-Mini-Stra Co., Inc., a New York corporation. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 6, 2002 and ending June 5, 2004. The Company shall compensate the Consultant as follows: (i) The payment of annual fee $172,000.00 or one initial payment of 1,100,000 shares of free trading common stocks. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2002

NOTE 13- STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended August 31, 2002 and 2001, the status of these options was as follows:

                                    2002                          2001
                         -------------------------     -------------------------
                           Number of  Option Price       Number of  Option Price
                            Shares      per Share         Shares      per Share
                         -------------------------     -------------------------


Options outstanding at
beginning of period         100,000       $0.20           100,000        $0.20

Options granted during the
period                            0                             0

Options outstanding and
exercisable at end of
period                      100,000       $0.20           100,000       $0.20

         None of the options granted by the Company were exercised, forfeited or expired during the quarters ended August 31, 2002 and 2001.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

         The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of August 31, 2002, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

MARKETING

         Adirondack has its own proprietary brand, AvivA SPRINGS. Adirondack intends to expand the sales and breadth of product type of AvivA SPRINGS through its new relationship with the Federated Group, wherein AvivA will be introduced into grocery distribution. Sales concentration of AvivA will continue in the specialty retail and health club outlets in the Northeast and expand nationwide. AvivA SPRINGS will be sold in various sizes, ranging from 16.9 ounce size bottles to 1 gallon and specialty packs. The Company will continue its efforts of product placement and event marketing as well as other cost effective marketing concepts to gain exposure for AvivA Springs, including the 2002 Hamptons Music Festival, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events, including the largest international professional bodybuilding event on the East Coast, the IFBB Night of The Champions in 2002 and 2003. Adirondack has focused on the development and sales of its proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in specialty retail natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion toto AvivA Springs, and has been, and continues to be the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events, and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AvivA Springs in the forefront of the multi-billion dollar health/fitness and supplement industry.

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

PLANT ACQUISITION

         The Company has signed a letter of intent with Aurora Beverages, a Canadian corporation, to acquire its bottling facility in Barrie, Ontario, Canada. The plant is to consist of five production lines in 200,000 square feet of an existing 375,000 square foot facility that was formerly a Molson Brewery. The five lines are being retro-fitted to accommodate a high speed cold fill line for bottling water and enhanced water beverage, a high speed hot fill line for bottling teas, juice, and other enhanced beverages, a canning line for the production of aseptic, low acid packaging, and two beverage pouch lines. Upon completion the plant will be the first beverage facility in North America specifically designed to accommodate the production of nutritional beverages as well as other beverages, and is to be valued at $10 million. The facilities acquisition will allow the Company to produce various beverages for both its own products, as well as other co-packing opportunities, and provide a significantly valuable asset, enhancing shareholder value.

         The Company continues to pursue joint venture and merger/acquisition opportunities throughout North America and other markets worldwide. The purpose of each opportunity is to expand the production capability, product type capability, and distribution reach of the Company.

RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended August 2002 as compared to the same period in 2001.

         General and administrative expenses consist primarily of office rent and expenses and accrued officer's salary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of August 31, 2001, the Company's working capital is $(707,134).

         Net cash used by operations for the three months ended August 31, 2002 was only $6,565 as the Company is no longer accruing an officer's salary. Net cash from financing activities was due to additional funds loaned by management.

         The Company believes that its short-term liquidity need will continue to be met through funds invested by management. These funds come from funds put into the Company met the deferral of salary accrued to management. Long- term liquidity is anticipated to be met through a stock offering. The Company is currently in discussions with underwriters towards the goal of a stock offering.

         Management is also continues to be in discussion with private investor groups to obtain working capital funds. There can be no assurance that either the stock offering or private funds will be accomplished.

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

         a)  Exhibits - Exhibit 99.1 - Certification of Chief Executive Officer

         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2002                      /s/ DAVID SACKLER
                                      -----------------------------------
                                      David Sackler
                                      PRESIDENT & CHIEF EXECUTIVE OFFICER