Form 10QSB
period 2002-11-30
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2003-01-21
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

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

             100 Quentin Roosevelt Boulevard, Garden City, NY 11530
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 222-0100
                           ---------------------------
                           (Issuer's Telephone Number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,191,000

           Transitional Small Business Disclosure Format (check one):
                         Yes [ ]                 No [X]

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.

Part I - Financial Information

     Item 1 - Financial Statements (unaudited)

         Balance Sheets - November 30, 2002 and February 28, 2002            3

         Statements of Operations - Three Months ended November 30,
         2002 and 2001 and period March 7, 1997 (inception) to
         November 30, 2002                                                   4

         Statements of Cash Flows - Three Months ended November 30,
         2002 and 2001 and period March 7, 1997 (inception) to
         November 30, 2002                                                   5

         Notes to Financial Statements                                    6-13

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14-17

Part II - Other Information

     Item 1 - Legal Proceedings                                             18

     Item 2 - Changes in Securities and Use of Proceeds                     18

     Item 4 - Submission of Matters to a Vote of Security Holders           18

     Item 5 - Other Information                                             18

     Item 6 - Exhibits and Reports on Form 8-K                              18

     Signatures                                                             19

                            ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                               (A Company in the Development Stage)
                                          BALANCE SHEETS


                                                                       November 30,   February 28,
                                                                           2002           2002
                                                                       -----------    -----------
ASSETS

Current Assets
   Cash                                                                $    51,197    $    17,819
   Accounts Receivable - Trade                                              33,744         62,744
   Deferred Offering Costs                                                   2,450          2,450
   Inventory                                                                34,860         43,860
-------------------------------------------------------------------------------------------------
Total Current Assets                                                       122,251        126,873
-------------------------------------------------------------------------------------------------

Property and Equipment
   Site Development                                                         85,027         85,027
   Office Equipment, Displays                                               16,924         16,924
   Trademark                                                                21,165         21,165
   Accumulated Depreciation, Amortization                                  (33,231)       (26,740)
-------------------------------------------------------------------------------------------------
Total Property and Equipment                                                89,885         96,376
-------------------------------------------------------------------------------------------------

Other
   Security Deposits                                                         7,500         39,712
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $   219,636    $   262,961
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                         81,471         90,083
   Accrued Expenses                                                        991,855        419,128
   Debenture Payable                                                        46,350         46,350
   Loan Payable                                                            251,141        295,323
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                1,370,817        850,884
-------------------------------------------------------------------------------------------------


Stockholders' Equity
   Common Stock - Authorized 40,000,000 Shares $.01 Par Value;
    15,931,000 and 17,191,000 Issued and Outstanding                        48,320         42,320
   Preferred Stock - Series A, Authorized 1,000,000, $.01 Par Value,
    20,000 Shares Issued and Outstanding                                       200            200
   Paid-in Capital                                                         746,396        650,123
   Deficit Accumulated During Development Stage                         (1,376,097)    (1,280,566)
-------------------------------------------------------------------------------------------------
   Deferred Compensation                                                  (570,000)             0
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              (1,151,181)      (587,923)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   219,636    $   262,961
=================================================================================================

                            ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                   (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF OPERATIONS AND (DEFICIT) ACCUMULATED
                                     DURING DEVELOPMENT STAGE

                                          FOR THE PERIODS


                                   September 1, 2002 to   September 1, 2001 to     Inception to
                                     November 30, 2002      November 30, 2001    November 30, 2002
                                   --------------------   --------------------   -----------------
REVENUES
   Sales                               $     64,306           $     47,044          $    563,969
------------------------------------------------------------------------------------------------

COST OF SALES
   Beginning Inventory                       34,860                 27,008                     0
   Expenses                                   8,173                 40,842               426,070
   Ending Inventory                         (34,860)               (31,467)              (34,860)
------------------------------------------------------------------------------------------------
Total Cost of Sales                           8,173                 36,383               391,210
------------------------------------------------------------------------------------------------

GROSS PROFIT                                 56,133                 10,661               172,759
------------------------------------------------------------------------------------------------

EXPENSES
   Officer's Salary                          25,000                 25,000               558,333
   Salary                                         0                      0                45,675
   Consulting, Professional Fees             31,388                  5,752               423,383
   Utilities, Telephone                       1,423                  4,205                43,281
   Promotion                                      0                      0                10,044
   Office Rent, Expenses                     52,337                  5,000               288,378
   Taxes                                        885                      0                12,325
   Travel, Auto Expense                       5,668                  4,093                82,668
   Supplies, Insurance, Other                45,005                    254                81,747
   Depreciation, Amortization                 2,687                  2,074                33,231
------------------------------------------------------------------------------------------------

TOTAL EXPENSES                              164,393                 46,378             1,579,065
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
   Rent Income                                    0                  2,500               113,867
   Startup Costs                                  0                      0               (75,000)
   Stock Placement Fees                           0                 (1,500)               (8,658)
------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                     0                  1,000                30,209
------------------------------------------------------------------------------------------------

NET (LOSS)                             $   (108,260)          $    (34,717)         $ (1,376,097)
================================================================================================

Earnings (Deficit) Per Share
   Basic                                     (0.006)                (0.002)               (0.080)
   Fully Diluted                             (0.006)                (0.002)               (0.080)

Shares Used in Calculation
   Basic                                 17,191,000             16,068,500            17,191,000
   Fully Diluted                         17,191,000             16,068,500            17,191,000

                                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                                          (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                                 FOR THE PERIOD


                                                                 Three Months Ended               Inception to
                                                        November 30, 2002   November 30, 2001   November 30, 2002
                                                        -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                             $  (108,260)        $   (39,562)        $(1,376,097)
                                                           ===========         ===========         ===========
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Acitvities
        Depreciation, Amortization                               2,687               2,205              33,231
        (Increase) Decrease in Accounts Receivable              29,000                   0             (33,744)
        (Increase) Decrease in Inventory                             0                   0             (34,860)
        Increase in Accrued Expense                             25,000              15,519             494,128
        Increase (Decrease)in Accounts Payable                   1,384                   0              81,471
        Increase in Deferred Offering Costs                          0                   0              (2,450)
--------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES               (50,189)            (21,838)           (838,321)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Site Development                                               0                   0             (85,027)
      Purchase of Equipment                                          0                   0             (16,924)
      (Increase) Decrease in Security Deposits                  32,212                   0              (7,500)
      Acquisition of Trademark                                       0              (4,058)            (21,165)
--------------------------------------------------------------------------------------------------------------

NET CASH (USED) BY INVESTING ACTIVITIES                         32,212              (4,058)           (130,616)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of Preferred Stock                                    0                   0             200,233
      Increase in Debentures Payable                                 0                   0              46,350
      Increase in Loan Payable                                  (5,932)             15,001             251,141
      Issuance of Common Stock for Provided Services            30,000                                  30,000
      Sale of Common Stock                                           0                   0             492,410
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       24,068              15,001           1,020,134
--------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  6,091             (10,895)             51,197

CASH - Beginning                                                45,106              11,663                   0
--------------------------------------------------------------------------------------------------------------

CASH - Ending                                                   51,197                 768              51,197
==============================================================================================================

Supplemental Disclosures:
      Conversion of Loan Payable to Preferred Stock                  0                   0             200,233
      Stock Issued For Consulting Services                      30,000                   0             105,000
      Stock For Placement Fees                                       0                   0                 499
==============================================================================================================

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Property and Equipment - Property and equipment are recorded at cost when acquired. Improvements that significantly add to the productive capacity or extend the useful life of the related asset are capitalized. Site development costs will be amortized over the lesser of the life of the lease or asset. Office equipment will be depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in income.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

         For financial statement purposes, compensation expense would be recorded only if the options were issued below fair value. As of the date of these financial statements, no options had been issued under the stock incentive plan. Outside of the stock incentive plan, in conjunction with the offering of the Company's stock referenced in Note 6, the Company issued options as compensation to legal counsel for 100,000 shares of common stock at $0.20 per share. These options were not exercised and have expired during November 2002.

NOTE 3 - INVESTMENT - TRADEMARK

         On April 17, 2000 the Company completed its acquisition of the Max 02 trademark from Creative Beverages of Canada, Inc. The cost of $21,165 is to be amortized over a period of ten years, its estimated useful life. Amortization since acquisition to November 30, 2002 was $3,996.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


NOTE 6 - COMMON STOCK (Continued)

During February 2000, the Company sold 50,000 units consisting of 1 share of common stock with 1 warrant at $2.00 per unit. The warrants allow the holder to obtain additional shares at $3.00 per share. During November 2002, the Company issued 300,000 shares each to two (2) consultants as compensation for services rendered (see Note 11 (1), (2)).

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

NOTE 8 - DEFERRED COMPENSATION

         In November 2002, two Consultants commenced providing services (see
NOTE 12). The consultants are being paid in free trading common stock as designated in their Agreement. Such fees are being amortized over the remainder of the term of the consulting agreement.

NOTE 9 - COMMITMENTS, CONTINGENCIES

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


NOTE 9 - COMMITMENTS, CONTINGENCIES (Continued)


         The Company has entered into a month-to-month agreement for office space at 100 Quentin Roosevelt - Suite 404, Garden City, NY 11530. The monthly rent is $2,300.

         The Company had entered into a lease agreement for office space at 1000 Woodbury Road, Suite 212A, Woodbury, New York 11797. The term ended September 30, 2002. The monthly rental was $2,500.

         The Company had entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for a term of five years expiring on April 30, 2002 at a salary of $100,000 per year. The employment agreement has been extended, under the same terms and conditions through February 28, 2003.

         The amount of compensation to Mr. Sackler recorded in these financial statements is as follows:

                                                                        March 7,
                                                                          1997
                                  Sept. 1, 2002     Sept. 1, 2001      (inception)
                                 to November 30,   to November 30,   to November 30,
                                      2002              2001              2002
         ---------------------------------------------------------------------------
         Compensation recorded      $ 25,000          $ 25,000          $558,333
         Compensation paid                 0                 0            64,205
         Compensation deferred        25,000            25,000           494,128


NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company has entered into a consulting agreement with CES Consulting Co., Inc. (CES). The agreement was for five (5) years beginning December 31, 1997 at an annual cost of $100,000 per year. Services specified in the agreement have not been performed; therefore, the parties have agreed that no fees are due to CES until such time as the parties agree that services will commence and payments will accrue.

         The Company has entered into a business consulting agreement with Madison Venture Capital II, Inc. (Madison), of which two shareholders of the Company are principals. The agreement began on October 1, 1998. The agreement is for a period of 5 years at the rate of $2,000 per month. Services specified in the agreement have not been performed; therefore, the parties have agreed that

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

no fees are due to Madison until such time as the parties agree that services will commence and payments will accrue.

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

NOTE 12 - SUBSEQUENT EVENTS

         The Company has filed for two trademarks:

   (1) for the name HYDRO-LITE. The product is a spring water based, electrolyte enhanced, flavored sports water. The trademark has been accepted, yet protested by Hormel Foods. The Company is currently negotiating a resolution of the trademark protest.

   (2) for the name ADAMS ALE which is water contained in a beer shaped bottle. This will be marketed to beverage distributors. The trademark has been accepted and will be filed on behalf of the Company.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


NOTE 12 - SUBSEQUENT EVENTS (continued)

         The Company has engaged in three consulting agreements:

   (1) The Company has signed a consulting agreement with Chi Ming Yu, an individual residing in New Jersey. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. The Company shall compensate the Consultant as follows:
         (i) The payment of an annual fee of $150,000.00 or one initial payment of 880,000 shares of free trading common stock. (ii) The Consultant shall pay all "out-of- pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company. The Consultant received an initial payment of 300,000 shares of free trading common stock during November 2002.

   (2) The Company has signed a consulting agreement with Hiu F. Wong, an individual residing in New Jersey. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. The Company shall compensate the Consultant as follows:
         (i) The payment of an annual fee of $150,000.00 or one initial payment of 880,000 shares of free trading common stock. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company. The Consultant received an initial payment of 300,000 shares of free trading common stock during November 2002.

   (3) The Company has signed a consulting agreement with Ad-Mini-Stra Co., a New York corporation. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 6, 2002 and ending June 5, 2004. The Company shall compensate the Consultant as follows through the payment of an annual fee of $172,000.00 or one initial payment of 1,100,000 shares of free trading common stock.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2002


NOTE 13 - STOCK OPTIONS

         Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the quarters ended November 30, 2002 and 2001, the status of these options was as follows:

                                       2002                       2001
                             ------------------------   ------------------------
                             Number of   Option Price   Number of   Option Price
                               Shares     per Share       Shares     per Share
                             ---------   ------------   ---------   ------------

Options outstanding at
beginning of period           100,000        $0.20       100,000        $0.20

Options granted during
period                              0                          0

Options expired
during the period            (100,000)                         0

Options outstanding and
exercisable at end of
period                              0                    100,000        $0.20


         All of the options granted by the Company expired during the quarter ended November 30, 2002.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein.

         The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of November 30, 2002, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

MARKETING

         Adirondack has its own proprietary brand, AvivA SPRINGS. Adirondack intends to expand the sales and breadth of product type of AvivA SPRINGS through its new relationship with the Federated Group, wherein AvivA will be introduced into grocery distribution. Sales concentration of AvivA will continue in the specialty retail and health club outlets in the Northeast and expand nationwide. AvivA SPRINGS will be sold in various sizes, ranging from 16.9 ounce size bottles to 1 gallon and specialty packs. The Company will continue its efforts of product placement and event marketing as well as other cost effective marketing concepts to gain exposure for AvivA SPRINGS, including the 2002 Hamptons Music Festival, a three-week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events, including the largest

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)
                                November 30, 2002


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

international professional bodybuilding event on the East Coast, the IFBB Night of the Champions in 2002 and 2003. Adirondack has focused on the development and sales of its proprietary product, Max02, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in specialty retail, natural food, and dietary supplement stores and chains. Max02 has been promoted and marketed in similar fashion to AvivA SPRINGS, and has been, and continues to be, the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events, and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place Max02 and AvivA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

         In February 2002, the Company signed a sales agreement with the Federated Group of Arlington Heights, Illinois. The Federated Group is a national, multi-billon dollar company specializing in sales, marketing, and distribution in the grocery industry. The Company shall compensate Federated through sales commissions.

         In March 2002, the Company entered into a sales agreement with Contemporary Marketing, Inc. ("CMI") of Buffalo Grove, Illinois. The Company has engaged CMI to provide sales services in the specialty retail and select retail arenas. The Company shall compensate CMI through sales commissions.

AGREEMENT WITH GENERAL NUTRITION CENTERS

         Adirondack is currently addressing its relationship with General Nutrition Centers to enhance its position as a supplier to the company of various convenience beverages and supplements. This will include marketing and other promotional opportunities that will be addressed in the coming months.

NEW PRODUCT

         Adirondack has begun production on behalf of Bodyonics, Ltd. on Pinnacle AquaLean Diet & Fitness Water. The initial rollout has commenced into the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

distributors, including Tree of Life. The Company has worked with Pinnacle to introduce two more exciting flavors of AquaLean, Tropical Passion, Cool Citrus, and the original Berry Blast.

         The Company is currently working with several other companies in the sports nutrition industry, nutrition and diet industry, and the pharmaceutical industry to introduce value added beverages in the near future.

PLANT ACQUSITION

         The Company has signed a letter of intent with Aurora Beverages, a Canadian corporation, to acquire its bottling facility in Barrie, Ontario, Canada. The plant is to consist of five production lines in 200,000 square feet of an existing 375,000 square foot facility that was formerly a Molson Brewery. The five lines are being retro-fitted to accommodate a high speed cold fill line for bottling water and enhanced water beverage, a high speed hob fill line for bottling teas, juice and other enhanced beverages, a canning line for the production of aseptic, low acid packaging, and two beverage pouch lines. Upon completion, the plant will be the first beverage facility in North America specifically designed to accommodate the production of nutritional beverages as well as other beverages, and is to be valued at $10 million. The facilities acquisition will allow the Company to produce various beverages for both its own products, as well as other co-packing opportunities, and provide a significantly valuable asset, enhancing shareholder value.

         The Company continues to pursue joint venture and merger/acquisitions opportunities throughout North America and other markets worldwide. The purpose of each opportunity is to expand the production capability, product type capability, and distribution reach of the Company.

RESULTS OF OPERATIONS

         As the Company is in its development stage, there is no relevant comparison with operations for the three months ended November 30, 2002 as compared to the same period in 2001.

         General and administrative expenses consist primarily of office rent and expenses, consultants' fees and accrued officer's salary.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)


LIQUIDITY AND CAPTIAL RESOURCES (continued)

         The Company's operations have been financed principally by loans from shareholder and deferring payment of the officer's salary. As of November 30, 2002, the Company's working capital is $(750,839).

         Net cash used by operations for the three months ended November 30, 2002 was $20,189, which was primarily due to the accrued officer's salary and a write down of accounts receivable. Net cash from financing activities was due as a result of the Corporate relocation and subsequent payment of rent due to the prior landlord utilizing the security deposit in lieu of making a rent payment.

         The Company believes that its short-term liquidity needs will continue to be met through funds invested by management. These funds come from funds put into the Company and the deferral of salary accrued to management. Long-term liquidity is anticipated to be met through a stock offering. The Company is currently in discussions with underwriters towards the goal of a stock offering.

         Management continues to hold discussions with private investor groups to obtain working capital funds. There can be no assurance that either the stock offering or private funds will be accomplished.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          (A Development Stage Company)


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

January 21, 2003                       /s/ DAVID SACKLER
                                       -----------------------------------
                                       David Sackler
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER