Form 10KSB
period 2003-02-28
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2003-06-17
CIK 1074075

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the fiscal year ended February 28, 2003.

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

      100 Quentin Roosevelt Blvd., Suite 404, Garden City, New York, 11530

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 222-0100

        Securities registered pursuant to Section 12(b) of the Act: None.
                    Securities registered pursuant to Section
                               12(g) of the Act:

                     Common Stock, par value $.01 per share

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for fiscal year ended February 28, 2003 were $180,298. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 13, 2003 was approximately $2,137,300 based upon the last reported sale, which occurred in June 13, 2003. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of June 12, 2003 was 18,771,000.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("Adirondack" "we" or "us") was organized on March 6, 1997. Adirondack was founded to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States.

Adirondack's business to date has focused on the still water, and value added water beverage segments of the bottled water market because of its quality natural mountain and spring water, the quantity of its available water, its relationships in the nutritional supplement industry, and contributing market factors, including its central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.

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

Until construction or acquisition of a bottling facility, Adirondack will continue to utilize independent bottlers to produce its products. Adirondack had a preliminary agreement for the authorization of tax-exempt industrial development bonds in the principal amount of up to $4,650,000 with the Counties of Warren and Washington Industrial Development Agency, which was subject to several conditions, to construct a plant of upwards of 50,000 square feet. After further due diligence, we decided not to pursue the IDA bond to construct the facility for several reasons, including: the potential for construction permit and approval delays due to the Adirondack Park Agencies concern about buildings over 10,000 square feet being built in the park environs, and the bond agreement for the employee hiring requirement would be extraneous for a facility under 40,000-50,000 square feet. We are however, reserving our right to resubmit for a new bond under different conditions, and are pursuing less costly and restrictive funding for a facility in that would satisfy the Agency needs and our needs. We anticipate that, in conjunction with our re-negotiated lease with Village of Lake George, we will be able to pursue construction of a bottling facility that will meet our size and package flexibility requirements, although there is no assurance this can be achieved.

Industry Overview and Factors That May Affect Future Results

Beverage Industry Overview

According to the Beverage World Beverage Databank for 2002, the Multiple Beverage Market, which consists of soft drinks, fruit beverages, bottled teas, sports drinks and bottled water, beer, wine, and spirits (the "Multiple Beverage Market"), accounted for retail revenue of $205.10 billion in 2001, an increase from 199.67 billion from 2000, an increase of 2.7%. Soft drinks is the largest and most dominant segment of the Multiple Beverage Market, with retail sales of $55.94 billion and 15.41 billion gallons in 2001. Although Soft Drinks account for nearly 50% of annual beverage gallonage, there has been a series of new challengers in the Alternative Beverage Market, led in particular by bottled water, that have cannibalized Soft Drinks' sales and supremacy in the World Beverage Market Index, especially with the inclusion of Coca-Cola and Pepsi into these burgeoning markets. Sales of bottled water in the United States doubled from 1.56 billion gallons in 1987 to 3.12 billion gallons in 1996 ($4.3 billion in sales), and has continued to increase even further to 5.6 billion gallons in 2001, which accounted for $7.78 billion dollars in sales.

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

The one consistent byproduct of the growth of the Alternative Beverage Market is the cannibalization of sales of the other beverage products, most notably Soft Drinks. The primary evidence has been the slow growth of carbonated soft drinks, only 2.7%, between 2000 and 2001.

The growth of the Alternative Beverage Market has forced the major beverage companies to take note of the innovative new entrants to the industry. This has led to one of several waves of merger/acquisition deals (i.e. Pepsi's acquisition of South Beach/SoBe beverages). Far and away, however, the most consistent, robust, growth beverage over the past 5-7 years has been, and continues to be, bottled water. This growth has spurned other traditional beverage companies to enter the bottled water business either through the introduction of new products (i.e. Coca Cola with Dasani, and Pepsi with AquaFina - both still, purified, municipal waters), or through strategic acquisitions (Group Danone's purchase of AquaPenn), and the subsequent acquisitions of the rights to Evian and Donnon Water's by Coca Cola.

According to the 2002 Beverage World Magazine Databank, the Bottled Water market has grown in Wholesale Sales ($5.81 billion in 2000 to $6.48 billion in 2001), Retail Sales ($6.97 billion in 2000 to $7.78 billion in 2001) and Gallonage Volume or Consumption (5.03 billion in 2000 to 5.6 billion in 2001). In 2000, the convenience size segment of bottled water grew 28 percent, nearly 5 times the growth of soft drinks, (the entire bottled water segment grew 7%) with total volume rising 8.3 percent (more than 5 billion gallons, doubling its volume in 8 years) and wholesale dollars increasing 9.3 percent. Additionally, 55.1% of the Bottled Water market is sold by the Top 10 Brands in the United States, leaving 44.9% of the market available to other brands, smaller companies, and private label brands.

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

The northeastern region is the second largest bottled water market (total gallonage) in the United States. The largest market is the western United States within which Adirondack is pursuing occupation of a facility to allow the Company to service existing and new clientele on a national basis. Adirondack believes it will benefit from its location within a five hour drive of all of the major markets of the northeastern United States. Our water source is located approximately 40 miles from the Port of Albany, which facilitates transportation for any bulk and other sales abroad to be sent via ship. The filling station/bottling plant site is 100 yards from Route 9N, a local, paved major roadway, which connects, seven tenths (.7) of a mile away, to Interstate 87, a major northeast road artery. The proximity of the proposed plant to I-87 will facilitate access for all transport vehicles coming to and from the site. As of the date hereof, Adirondack has not yet begun construction of its plant, nor is there any guarantee that it will complete construction, once begun.

Bottled Water Classifications

The   following   detail  the   various   types  of  bottled   water  and  their
characteristics:

Artesian Water means bottled water from a well tapping a confined aquifer in which the water level stands at some height above the top of the aquifer. Artesian water may be collected with the assistance of external force to enhance the natural underground pressure.

Bottled Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section 165.110(b)(4)(ii). Firms may manufacture nonstandardized bottled water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Bottled water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling as "water", "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Sparkling Bottled Water means bottled water that, after treatment and possible replacement of carbon dioxide, contains the same amount of carbon dioxide that it had at the emergence from the source. Manufacturers may add carbonation to previously noncarbonated bottled water products and label such water appropriately (e.g., sparkling spring water).

Drinking Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section 165.110(b)(4)(ii). Firms may manufacture nonstandardized drinking water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Drinking water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling a "water," "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Ground Water means water from a subsurface saturated zone that is under a pressure equal to or greater than atmospheric pressure. Ground water must not be under the direct influence of surface water.

Mineral Water means water containing not less than 250 parts per million (ppm) total dissolved solids (TDS), coming from a source tapped at one or more boreholes or springs, originating from a geologically and physically protected underground water source. Mineral water shall be distinguished from other types of water by its constant level and relative proportions of minerals and trace elements at the point of emergence from the source, due account being taken of the cycles of natural fluctuations. No minerals may be added to this water.

Natural Water means bottled spring, mineral, artesian, or well water which is derived from an underground formation or water from surface water that only requires minimal processing, is not derived from a municipal system or public water supply, and is unmodified except for limited treatment (e.g., filtration, ozonation or equivalent disinfection process).

Purified Water means bottled water produced by distillation, deionization, reverse osmosis, or other suitable process and that meets the definition of purified water.

Spring Water means water derived from an underground formation from which water flows naturally to the surface of the earth. Spring water must comply with the FDA standard of identity in 21 CFR 165.110(a)(2)(vi). Spring water shall be collected only at the spring or through a borehole tapping the underground formation feeding the spring. There shall be a natural force causing the water to flow to the surface through a natural orifice. The location of the spring shall be identified and such identification shall be maintained in the company's records. Spring water collected with the use of an external force shall be from the same underground striation as the spring, as shown by a measurable hydraulic connection using a hydrogeologically valid method between the bore hole and the natural spring, and shall have all the physical properties, before treatment, and be of the same composition and quality, as the water that flows naturally to the surface of the earth. If spring water is collected with the use of an external force, water must continue to flow naturally to the surface of the earth through the spring's natural orifice

Well Water means water from a hole bored, drilled, or otherwise constructed in the ground which taps the water of an aquifer.

Government Regulation of Bottled Water

Prior to 1996, bottled water was regulated in the same fashion as municipal water. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency (EPA) pursuant to the Safe Drinking Water Act which only provided for certain mineral/chemical content requirements so as to ensure water safety, not product definition.

In 1996, the United States enacted statutes and regulations to regulate bottled water as a food. Accordingly, the Company's bottled water must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods.

As of 1996, bottled water is fully regulated as a food by the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA") 21 U.S.C. 301. The FFDCA defines food as "articles used for food or drink for man or other animals." This includes packaged (bottled) water sold in containers at retail outlets as well as containers distributed to the home and office market. This legislation was designed to ensure that bottled water companies clearly and accurately define the type of water that was being bottled and sold to the public. The FDA adopted the basic mineral/chemical guidelines employed by the EPA, while making some aspects more stringent.

In addition, all drinking water must meet EPA standards established under the Safe Drinking Water Act ("SDWA") for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations. Most municipalities meet or exceed EPA drinking water regulations, many of which reflect recent public awareness of the issue of contaminated water-For example, EPA standards for lead in drinking water did not exist prior to 1986, when 50 ppb (parts per billion) was established. This standard was lowered to 15 ppb in 1991, because after five years the government still found 130 million people exposed to unacceptable lead levels.

The United States government also enacted Safe Drinking Water Reauthorization Act of 1996. This law requires all local water utilities to issue annual reports to their consumers disclosing all chemicals and bacteria in their water.

Bottled water is also subject to state and local regulation. Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which the Company's products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality, There are annual "compliance monitoring tests" of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

The Companies focus on value added beverages are marketed principally as supplements and subsequently fall within the Dietary Supplement Health and Education Act of 1994 (DSHEA). Requisite disclosures and disclaimers are made on the labels of all products produced. The company does not use ingredients of a pharmaceutical nature, and does not make structure/function claims on its products.

It should be noted that the beverage industry, and in particular, the bottled water industry, is extremely competitive, seasonal, and depending upon the plan of action a particular Company chooses to employ, very costly for market penetration and expansion.

Trademarks:

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

New Product

Adirondack has begun production on behalf of Bodyonics, Ltd. on Pinnacle Whacked Out Water (WOW) Energie High Drink, and WOW2O Oxygen Enhanced Water. The initial rollout has commenced into the entire 4,000 store General Nutrition Centers Retail System, and is expected to continue into the more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. The Company anticipates further line extensions to the Pinnacle WOW product line.

The Company is currently working with several other companies in the sports nutrition industry, nutrition and diet industry, and the pharmaceutical industry to introduce value added beverages in the near future.

Plant Acquisition

The  Company  is  presently  negotiating  with  Aurora  Beverages,   a  Canadian
corporation, to acquire its bottling facility in Barrie, Ontario, Canada. The plant, expected to consist of five production lines in 200,000 square feet of an existing 375,000 square foot facility that was formerly a Molson Brewery. The five lines, to be retro-fitted to accommodate a high speed cold fill line for bottling water and enhanced water beverage, a high speed hot fill line for bottling teas, juice and other enhanced beverages, a canning line for the production of aseptic, low acid packaging, and two beverage pouch lines has yet to be completed by the owner of the facility, as detailed in the letter of intent. The Company is seeking other options in Eastern North America, including expansion of the size and capabilities of the facility the Company expects to build at its Lake George, New York source subject to a lease extension with the Village of Lake George, in the event the Barrie facility is not acquired.

The Company is presently negotiating to occupy or acquire a 72,000 square foot beverage bottling facility in Phoenix, Arizona, providing the company with access to the lucrative southwest and western US markets. The facility is currently furnished with one high speed water bottling line with expansion capabilities for additional filling lines to increase production capacities, capabilities, flexibilities, and sales. The company expects to package both its own products, as well as co-pack for existing and new clients and customers.

The acquiring the two aforementioned facilities is subject to getting adequate financing.

The Company continues to pursue joint venture and merger/acquisitions opportunities throughout North America and other markets worldwide. The purpose of each opportunity is to expand the production capacity, product type capability, and distribution reach of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

Adirondack is renegotiating its exclusive ground and water lease with the Incorporated Village of Lake George, which provides for exclusive rights to four water sources, as well as five acres of property to build a bottling plant. Adirondack's primary water source is located 2700 feet up a mountain from the proposed bottling plant site and flows into a protected, natural mountain and spring reservoir at an approximate minimum rate of 550,000 gallons per day of natural mountain and spring water. At this rate, our primary source would be capable of producing an estimated minimum 200,000,000 gallons of natural mountain and spring water per year. Our three other sources flow at more that 50% of the primary source's flow rate, with a product of similar high quality. The three other sources are within one mile of our proposed bottling plant site. The lease term for the water source is for five (5) years and it is our intention to extend into one of the two five (5) year renewal options. If the bottling plant (see below) is constructed, the lease term extends to 2029.

Adirondack's principal executive, administrative and marketing operations are currently located in 2500 sq. ft. of leased office space in Garden City, New York. The Company is on a month to month lease and pays $2,100 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a law suit by a former vendor who seeks damages from the Company for its alleged breach of contract in failing to pay invoices for good and services allegedly due and owing in the amount of $15,000. The Company has answered the complaint and have asserted counter claims against the vendor seeking damage in the amount of $45,000. The Companys claim is based on the fact that the vendor had not properly tested the product samples before shipment. The Company believes it will be successful in its counter claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2003.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock commenced trading on the Over the Counter Bulletin Board (OTCBB) on January 31, 2001 under the symbol APSW. Prior to January 31, 2001 there was no market for the Company's Common Stock. The Company has not paid any dividends on its Common Stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the Common Stock, if any, will be dependant on the Company's financial results and condition, any dividends due upon any preferred stock, and such other factors as may be deemed relevant by its Board of Directors.

The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

                2003                       High                   Low

             1st Quarter                   .26                   .10

                2002

             1st Quarter                    .36                   .18
             2nd Quarter                    .26                   .20
             3rd Quarter                    .35                   .12
             4th Quarter                    .44                   .16

                2001

             2nd Quarter                    .30                   .14
             3rd Quarter                    .29                   .12
             4th Quarter                    .37                   .05


On June 13, 2003, the Closing bid for Adirondacks Common Stock as report by the OTC Bulletin Board was $.26 per share. As of June 13, 2003, the total number of shareholders of the Company's Common Stock was approximately 200, of which approximately 150 are estimated to be shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Adirondack shareholders and the balance are shareholders who keep their shares registered in their own name.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2003 vs. Fiscal 2002

The Company had sales of $180,298 in fiscal 2003 as opposed to $173,049 in fiscal 2002, sales increased by $7,249 or 4%. Gross profit increased by $12,675 or 30% while there was an increased loss in fiscal 2003. The loss for fiscal 2003 was $350,440 as opposed to $122,241 for fiscal 2002, an increase in loss of $228,200 or 187%.

Professional services increased by 306% from $18,953 in 2002 to $76,860 in 2003. The reason for the increase was four new consulting agreements for marketing and financial services.

Selling general and administrative expense increased by 467% from $39,146 in 2002 to $222,113 in 2003, an increase of $182,967. The main reason for the increase was mostly travel, insurance, office and rent.

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

Since August 1999, Adirondack has been producing water for its own proprietary brand, AVIVA SPRINGS. Adirondack sells AVIVA SPRINGS to wholesalers, distributors and end users in the Northeast. AVIVA SPRINGS is also sold in several health club chains in the Northeast. AVIVA SPRINGS is sold primarily in
16.9 ounce size bottles. We continue to pursue product placement and event marketing as well and other creative marketing concepts to gain exposure for AVIVA SPRINGS, such as the Hamptons Music Festival, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events.

Adirondack has focused on the development and sales of its proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AVIVA SPRINGS Springs, and has been the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AVIVA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

Adirondack currently produces AquaLean Diet and Fitness Water for Bodyonics Pinnacle, a leading manufacturer of sports and nutritional supplements. AquaLean Diet & Fitness Water is the first non-ephedra based thermogenic (fat-burning), energizing beverage to aid in thermogenesis as well as energizing and hydrating the body, that acts as an all natural weight loss catalyst that maintains healthy blood sugar levels in the body. It is currently available throughout the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various Distributors, including Tree of Life. Adirondack has also developed Whacked Out Water (WOW) energie high drink with Pinnacle, a caffeinated, non-caloric, flavored water packed in 8 ounce PET bottles, which is available in General Nutrition center nationwide, and WOW2O, an oxygen enhanced bottled water packaged in the same distinctive 8 ounce pottle as WOW energy high drink. Adirondack is currently working with Pinnacle to develop more beverages to be distributed through the established distribution system.

Adirondack is currently pursuing other relationships in the sports nutrition, dietary supplement, food and beverage, and pharmaceutical industries for the development of natural and value added beverages.


Liquidity and Capital Resources

The Company's working capital at February 28, 2003 was $(805,532) as opposed to $(649,075) for the preceding year. The decrease in working capital was in part due to accrued salary to the president and the increase in the loan-payable to affiliates. The Company had no inventory as of February 28, 2003.

The Company has no long-term liabilities and no bank borrowings as of February 28, 2003.

At February 28, 2003, the Company's balance sheet reflects cash of $0; accounts receivable of $37,056 and inventory of $0 as opposed to a cash balance of $0; accounts receivable of $57,206 and inventory of $29,378 for the prior year.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses the timing of recognition and the related measurement of the costs of one-time termination benefits. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed. The Company adopted SFAS 146 effective January 1, 2002. The adoption of SFAS 146 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement No.
123.  Statement No. 148 amends  Statement No. 123,  Accounting  for  Stock-Based
Compensation,  to provide  alternative  methods of  transition  for a  voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to the applicability of current option pricing models to non-exchange traded employee stock option plans SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002.

The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company s financial position, results of operations or cash flows.

Forward Looking Statements

When used in this Form 10KSB and in future filings by Adirondack Pure Springs Mt. Water Co., Inc. (Adirondack) with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b)      Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A Form 8K was filed on May 30, 2003 indicating the prior accountant resigned and Bloom & Co., LLP was retained to audit our books and records for the year ended February 28, 2003.


                                    PART III


ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
SECTION 16(C2) OF THE EXCHANGE ACTS

The following table sets forth certain information with respect to the directors and executive officers of the Company as of February 28, 2003.

                                                           Other Capacities
                                                           in which
Name                Age    Period served as director       currently serving

David Sackler       36     Since 1997                     President, Chief
                                                          Executive Officer,
                                                          Chairman of the Board

David Miller        54     Since 1997                     Vice President-
                                                          Marketing
                                                         (resigned in 2002)

Ronald Berk         53     Since 1997                     Director

Nick Namit          48     Since 1997                     Director


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

David Miller, Mr. Miller has been the Vice President - Marketing and a Director of the company since its inception. In fiscal year ended 2003 Mr. Miller resigned as an officer of the company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by Adirondack during the fiscal years ended 1998 through 2003 to or on behalf of Adirondack's president and the executive officers of Adirondack for services rendered an all capacities to Adirondack whose total aggregate salary and bonus per annum exceeds or is equal to $100,000.


SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
 Name and Principal Position       Year          Salary           Other (a)

David Sackler, President           2002         $100,000           $ 7,000
                                   2001         $100,000           $ 7,000
                                   2000         $100,000           $ 7,000

(a) Other consists of health insurance benefits.
The table above reflects the verbal employment agreement with David Sackler, Adirondack's President and Chief executive Officer, for one year renewable term at a salary of $100,000 per year. Mr. Sackler has been accruing salary at the rate of $100,000 per year since May 1997. Adirondack will repay such accrued salary from operating revenues and not from the proceeds of any offering.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to officers, directors and persons who are known by Adirondack to be beneficial owners of more than 5% of Adirondack's common stock.

                                      Number of Shares
Shareholders                          Beneficially Owned    Percent of Class

David Sackler
President, CEO, Chairman of
Board of Directors                        9,543,474              50.6%

Eugene Stricker
42 Barret Road
Lawrence, NY 11559                        1,292,342               6.8%

Mark Schindler(2)
330 East 75th Street #11C
New York, NY 10021                        1,127,113               6.0%

Nick Namit
Director
3728 East End
Seaford, NY 11783                                 0               0%

Ronald Berk
Director
211 East 70 St.
New York, NY 100210                               0               0%

Directors and Officers as a Group (3)     9,543,474              50.6%


     (1) David Sackler, the president of Adirondack, is the President and sole shareholder of CES Holding Corp. which holds 9,543,474 common shares of the Company.

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

In the current fiscal year we engaged in four consulting agreements:

(1) We signed a consulting agreement with Chi Ming Yu, an individual residing in New Jersey. We engaged and retained the Consultant, and the Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. We shall compensate the Consultant as follows:

     (i) The payment of an annual fee of $150,000.00 or one initial payment of 880,000 shares of free trading common stock. (ii) The Consultant shall pay all "out-of- pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from us. The Consultant received an initial payment of 590,000 shares of free trading common stock during the year.

(2) The Company has signed a consulting agreement with Hiu F. Wong, an individual residing in New Jersey. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. The Company shall compensate the Consultant as follows:

     (i) The payment of an annual fee of $150,000.00 or one initial payment of 880,000 shares of free trading common stock. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company. The Consultant received an initial payment of 590,000 shares of free trading common stock during the year.

(3) We signed a consulting agreement with Ad-Mini-Stra Co., a New York corporation. We engaged and retained the Consultant, and the Consultant agreed to render services and advice to us for a two (2) year period commencing June 6, 2002 and ending June 5, 2005. The Company shall compensate the Consultant as follows through the payment of an annual fee of $172,000.00 or one initial payment of 1,100,000 shares of free trading common stock.

(4) We signed a consulting agreement with The Pilot Group, Inc., an Illinois corporation. We engaged and retained the Consultant, and the Consultant agreed to render services and advice to the Company for a two (2) year period commencing January 7, 2003 and ending January 7, 2005. The Company shall compensate the Consultant as follows through the payment of 1,000,000 shares of restricted trading common stock in two annual payments of $500,000 shares, plus 10% of any capital raised through their efforts. The Consultant shall pay all "out-of- pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company.


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedule. The following documents are filed as part of this report:

         Independent Auditor's Report.

         Financial Statements and Schedules:

         Balance Sheets at February 28, 2003

         Statements of Operations for the years ended February 28, 2003 and February 28, 2002.

         Statements of Shareholders' Equity for the years ended February 28, 2003 and February 28, 2002.

         Statements of Cash Flows for the years ended February 28, 2003 and February 28, 2002.

         Notes to Financial Statements.

All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

No form 8K's were filed for the Quarter Ending February 28, 2003.

(c) Exhibits.


SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

Date: June 16, 2003

David Sackler               By: /s/ DAVID SACKLER

                            PRESIDENT AND CHIEF EXECUTIVE OFFICER


David Sackler               By: /s/ DAVID SACKLER

                            CHIEF FINANCIAL OFFICER

Nick Namit                  By: /s/ NICK NAMIT

                            DIRECTOR

Ronald Berk                 By: /s/ RONALD BERK

                            DIRECTOR

                                 CERTIFICATIONS

I, David Sackler, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Adirondack Pure Springs Mt. Water Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/David Sackler
Chief Executive Officer



                                 CERTIFICATIONS

I, David Sackler, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Adirondack Pure Springs Mt. Water Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/David Sackler
Chief Financial Officer

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.


                                Table of Contents

Independent Auditors' Report                                         F-2

Financial Statements

Balance Sheets                                                       F-3

Statement of Operations and Retained Earnings (Deficit)              F-5

Statements of Changes in Stockholders' Equity                        F-

Statements of Cash Flows                                             F-7

Notes to Financial Statements                                        F-8 - F-13

                          Independent Auditors' Report


To the Board of Directors of
Adirondack Pure Springs Mt. Water Co., Inc.
Garden City, New York


We have audited the accompanying balance sheets of Adirondack Pure Springs Mt. Water Co., Inc. (a corporation) as of February 28, 2003 and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for the fiscal year ended February 28, 2003. The statements of Adirondack Pure Springs Mt. Water Co., Inc. as of February 28, 2002, were audited by other auditors whose report dated May 14, 2002, expressed an unqualified opinion on those statements. We also audited the adjustment and in the Capital Accounts for the year ended February 28, 2002 as explained in Note
13. In our opinion such adjustment is appropriate and has been properly applied. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adirondack Pure Springs Mt. Water Co., Inc. as of February 28, 2003 and the results of its operations, changes in stockholders' equity and its cash flows for the period indicated above in conformity with accounting principles generally accepted in the United States of America.

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


June 13, 2003
Bloom & Co., LLP
Hempstead, NY




                   Independent Auditors' Report (Predecessor)

To the Board of Directors of
Adirondack Pure Springs Mt. Water Co., Inc.
Garden City, New York

We have audited the accompanying balance sheets of Adirondack Pure Springs Mt.Water Co., Inc. (a corporation) as of February 28, 2002 and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for the year ended February 28, 2002 and March 7, 1997
(inception) to February 28, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adirondack Pure Springs Mt. Water Co., Inc. as of February 28, 2002 and the results of its operations, changes in stockholders' equity and its cash flows for the periods indicated above in conformity with generally accepted accounting principles.

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

June 13, 2003
/S/ Eric Bolin, C.P.A.
Eric Bolin, C.P.A.



                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2003

ASSETS

Current Assets
       Cash                                                $              --
       Accounts Receivable - Trade                                    37,056
       Prepaid Expense                                                91,040
                                                                    --------

Total Current Assets                                                 128,096

Property and Equipment (Net)                                          71,685

Other Assets

       Intangible (Net)                                               15,168
       Organization Costs                                              2,450
       Security Deposits                                               5,203
                                                                    --------

TOTAL ASSETS                                                      $  222,602
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
       Accounts Payable                                             $ 98,810
       Accrued Salary-Officer, Stockholder                           503,770
       Accrued Expense                                                37,814
       Debentures Payable                                             46,350
       Loan Payable-Affiliate                                        246,884
                                                                   ---------

Total Current Liabilities                                            933,628
                                                                   ---------

Stockholders' Equity
       Preferred Stock - Series A, 1,000,000
        shares authorized at $.01 Par
        Value; 20,000 shares issued
        and outstanding at February 28, 2003                            200
       Common Stock - 40,000,000 shares
        authorized $.01 Par Value; 18,771,000
        issued and outstanding at February 28, 2003                 187,710
       Paid-in Capital                                              780,723
       Deficit                                                   (1,556,069)
       Subscription Receivable                                   (  123,590)
                                                                  ---------

Total Stockholders' Equity (Deficit)                             (  711,026)
                                                                  ---------

TOTAL LIABLILITIES AND STOCKHOLDERS' EQUITY                    $    222,602
                                                                  =========


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                            STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED FEBRUARY 28


                                                2003                 2002
                                                ----                -----

Sales                                         $ 180,298          $  173,049
Cost of Sales                                   124,813             130,239
                                                -------             -------

Gross Profit                                     55,485              42,810
                                               --------            --------

Other Costs:

Professional Services                            76,860              18,953
Salaries                                        100,000             100,000
Selling, General and Administration             222,113              39,146
                                                -------            --------

Total Other Costs                               398,973             158,099
                                                -------             -------

Income (Loss) from Operation                   (343,488)           (115,289)

Other Expense Interest                         (  6,952)           (  6,952)
                                               --------            --------

Net Loss for Period                          $ (350,440)         $ (122,241)
                                                =======            ========

Net Loss Per Share                              ( .02)               (.01)
                                                 ====                 ===

Weighted Average Number of Common
  Shares outstanding                         16,844,000          16,068,500
                                             ==========          ==========

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period March 1, 2001 to February 28, 2003


                                                                      Preferred
                             Stock      Preferred      Common          Stock
                             Options      Shares       Shares          Amount


Balance - March 1, 2001      100,000      20,000      16,591,000        $ 200

Adjustment as per note 13         --          --              --           --

Loss For the Year Ended
  February 28, 2002               --          --              --           --
                            --------    --------     -----------        -----

Balance - February 28, 2002  100,000      20,000      16,591,000          200

Shares Issued for Services                             2,180,000

Options expired             (100,000)         --              --           --

Loss For Year Ended
   February 28, 2003              --          --              --           --
                            --------    --------     -----------        -----

Balance - February 28, 2003       --      20,000      18,771,000        $ 200
                            ========    ========      ==========        =====

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period March 1, 2001 to February 28, 2003
                                   (Continued)


                     Common
                    Stock     Paid-in     Accumulated     Subscription
                    Amount    Capital       Deficit        Receivable    Total


Balance -
March 1, 2001     $  42,320  $  650,123   $ (1,083,388)  $       --   $(390,745)

Adjustment as
per note 13         123,590          --             --     (123,590)         --

Loss For the
Year Ended
February 28, 2002        --          --     (  122,241)          --    (122,241)
                   --------   ---------    ------------   ----------  ----------

Balance -
February 28, 2002   165,910     650,123     (1,205,629)    (123,590)   (512,986)

Shares Issued
for Services         21,800     130,600             --           --     152,400

Options expired          --          --             --           --          --

Loss For Year
Ended February
28, 2003                 --          --     (  350,440)          --   ( 350,440)
                   --------   ---------    ------------  ----------   ----------

Balance -
February 28,
2003              $ 187,710   $ 780,723   $ (1,556,069)  $ (123,590) $( 711,026)
                   ========    ========     ===========  ==========   ==========

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                             STATEMENT OF CASH FLOWS
               FOR THE PERIODS MARCH 1, 2001 TO FEBRUARY 28, 2003

                                                  March 1, 2002    March 1, 2001
                                                   to February      to February
                                                     28, 2003         28, 2002
                                                     --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                          $ ( 350,440)     $ ( 122,241)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                        9,523            8,297
   Increase in Accounts Receivable                     25,688           (5,538)
   Decrease (Increase) in Inventory                    43,860          (14,482)
   (Decrease) Increase in Accounts Payable
       and accrued expenses                           131,184          102,496
 Professional Fees Paid for with Shares                61,360               --
                                                    ---------       ----------

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                              (  78,825)        ( 31,468)
                                                    ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Equipment                               --           (1,600)
      Increase in Security Deposits                   34,509          (15,000)
                                                    ---------       ----------

NET CASH (USED) BY INVESTING ACTIVITIES               34,509          (16,600)
                                                    ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase in Loan Payable-Affiliate              26,497            66,700
                                                     --------       ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             26,497            66,700
                                                     --------       ----------

NET INCREASE (DECREASE) IN CASH                     (  17,819)          18,632

CASH - Beginning of Period                             17,819          (   813)
                                                    ----------      ----------

CASH - Ending of Period                         $          --      $    17,819
                                                    ==========      ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

During the year ended February 28, 2003 the company issued 2,180,000 shares valued at between $.15 and $.24 per share with a total value of $152,400 to four consultants for their services. The services provided were marketing, management and financial.

                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("Adirondack" "we" or "us") was organized on March 6, 1997. Adirondack was founded to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States.

Adirondack's business to date has focused on the still water, and value added water beverage segments of the bottled water market because of its quality natural mountain and spring water, the quantity of its available water, its relationships in the nutritional supplement industry, and contributing market factors, including its central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment are recorded at cost when acquired. Improvements that significantly add to the productive capacity or extend the useful life of the related asset are capitalized. Site development costs will be amortized over the lesser of the life of the lease or asset. Office equipment will be depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense in the period incurred and were $400 and $325 , for the years ended February 28, 2003 and 2002, respectively.

                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Use of Estimates in the Preparation of Financial Statements

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Earnings per Share

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

Inventory

The Company reports inventory at the lower of cost or market value using the first-in, first-out method. Inventory consists of bottles and packaging materials. Inventory is decreased based on the number of units bottled per customer orders. The Company had no inventory as of the end of the fiscal year.

Incentive Stock Options

The Company adopted its stock incentive plan on July 1, 1998. The Plan enables the company to grant incentive stock options, nonqualified options and stock appreciation rights for up to1.5 million shares of the Company's common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

As of February 28, 2003 the trade accounts receivable was $37,056. A reserve for uncollectible accounts has not been established because the Company has had no experience with uncollected receivables.


NOTE 4 - PREPAID EXPENSE

As of February 28, 2003, prepaid expense was $91,040 which consisted of multiple year consulting agreements.

NOTE 5 - PROPERTY AND EQUIPMENT

As of February 28, 2003 property and equipment consisted of the following:

      Office Equipment                                        $   16,924
      Site Development                                            85,027
                                                                  ------
                                                                 101,951
      Less:  Accumulated Depreciation                          (  30,266)
                                                                 -------

      Property and equipment, net                             $   71,685
                                                                  ======

Depreciation expense was $6,836, for the years ended February 28, 2003 and 2002.

NOTE 6 - INTANGIBLES

As of February 28, 2003, intangible assets consisted of the following:

Trademarks                                           $  21,165
Less: Accumulated Amortization                        (  5,997)
                                                       -------

         Total                                        $ 15,168
                                                       =======
Amortization expense was $2,687 for the years ended February 28, 2003 and 2002.


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LOAN PAYABLE

Default on Debentures

The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to date including 5% additional default interest was $37,814.

NOTE 8 - TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of February 28, 2003, the deferred tax asset is as follows:

Net operating loss carryforwards                       $   554,000
Less: Valuation Allowance                                 (554,000)
                                                          --------

Net deferred tax asset - current                        $       --
                                                          ========

The Company had net operating losses (NOLs) of approximately $1,581,000 as of February 28, 2003. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

 Year loss     Expiration               Loss                Estimated
 Incurred         Date                 Amount               Tax Asset

 02/28/98         2018            $    224,000            $     78,000
 02/28/99         2019                 191,000                  67,000
 02/28/00         2020                 416,000                 146,000
 02/28/01         2021                 278,000                  97,000
 02/28/02         2022                 122,000                  43,000
 02/28/03         2023                 350,000                 123,000
                                    ----------               ---------
                                   $ 1,581,000              $  554,000
                                     =========               =========

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - TAXES AND NET OPERATING LOSS CARRYFORWARDS (CONTINUED)

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. We believe it is likely that they may not be totally realized through future taxable earnings.

No provision for income taxes is required as the Company has incurred losses to date. These losses are available to offset taxable years in the future.

NOTE 9 - COMMITMENTS, CONTINGENCIES

Properties - The Company has a pending exclusive ground and water lease with the Incorporated Village of Lake George, which provides rights to four (4) pure water sources, as well as five (5) acres of property for construction of an up to a 50,000 square foot bottling plant. The initial lease term for the water source was for five (5) years expiring May 2002 with two five (5) year renewal options. If the plant is constructed, the lease term extends to 2029. At the termination of the lease, all improvements become the property of the Village. Initial base rent for water drawn is $.001 per gallon with a minimum $30,000 commencing in the second year of the lease.

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 404, Garden City, NY 11530 for $2,100 per month.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS, CONTINGENCIES

Verbal Employment Contract

The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable thereafter, at a salary of $100,000 per year. At February 28, 2003 the Company owed Mr. Sackler $503,770. The Company has not accrued interest on the amount due Mr. Sackler.

Consulting Agreements

During the fiscal year ending February 28, 2003, the Company entered into four consulting agreement in which the detail are as follows.

                                                            Amount paid
                                                           To February 28,
   Service             Term                Cost                 2003
   -------             ----                ----                 ----

Marketing           7/22/02-7/21/04   880,000 shares or     590,000 shares
                                                            $150,000 per annum

Marketing           7/22/02-7/21/04   880,000 shares or     590,000 shares
                                                            $150,000 per annum

Financial and
 Administration (A) 7/22/02-7/21/02   1,300,000 share       500,000 shares
                                                            $172,000 per annum

Financial Advise    1/7/03-1/7/05     1,000,000 shares      500,000 shares
                    over 2 years

(A) The agreement is with a company 100% owned by David Sackler CEO's father, who will perform the services.

NOTE 10 - LOAN FROM AFFILIATE

During the year ended February 28, 2003, to help fund the Company, an affiliate loaned an additional $26,497 to the Company. This affiliate is a consultant to the company, the father of its CEO and chairman and the sole preferred stockholder. The advances he has made to the Company bear no interest. At February 28, 2003 the company owed the affiliate $246,884.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS

Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the years ended February 28, 2002 and February 28, 2001, the status of these options was as follows:

                                                             2002
                                                    Number    Option Price per
                                                  of Shares        Share


       Options outstanding at
        beginning of period                        100,000           $0.20

       Options granted during the
           period                                         0            0

       Option acquired during the
         Period                                           0            0

       Options expired during the
         Period                                     100,000           $0.20

         Options outstanding and
           exercisable at end
           of period                                      0            0


All of the options granted by the company expired during the year ended February 28, 2003.

NOTE 12 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $805,532. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSCRIPTION RECEIVABLE

In 1998 the Company split its $.01 par value shares 13,358,900 for 10,000 shares outstanding at the time. The shareholders had paid only $10,000 for their shares, which meant the 13,358,900 shares then issued and outstanding were under subscribed by $123,590.

NOTE 14- RELATED PARTY TRANSACTIONS

The Company had dispute with a former landlord that liened the company's bank account. While the dispute is being settled company's transactions have passed through a affiliated corporation 100% owned by the CEO and chairman of the board. On February 28, 2003 the Company owed the affiliate $13,756. Also see
Note 9 and 10 for related party transactions.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Adirondack Pure Springs Mt. Water Co., Inc. of our report dated June 13, 2003, included in the Annual Report to Stockholders of Adirondack Pure Springs Mt. Water Co., Inc.

Bloom & Co., LLP
/s/Bloom & Co., LLP
Hempstead, New York
June 13, 2003


                                 Eric Bolin, CPA



               CONSENT OF PREDECESSOR CERTIFIED PUBLIC ACCOUNTANT

I consent to the incorporation by reference in this Annual Report on Form 10-KSB of Adirondack Pure Springs Mt. Water Co., Inc. of my report dated June 13, 2003, included in the Annual Report to Stockholders of Adirondack Pure Springs Mt. Water Co., Inc.

Eric Bolin, CPA
/s/Eric Bolin, CPA
Rockville, Maryland
June 13, 2003