Form 10QSB
period 2003-05-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2003-07-22
CIK 1074075

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from______________ to _____________

                         Commission file number 0-30276

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
              (Exact Name of Small Business Issuer in its Charter)

     NEW YORK                                              11-3377469
     --------                                              ----------
 (State or other jurisdiction                           (I.R.S. Employer
incorporated or organization)                           Identification No.)

      100 Quentin Roosevelt Blvd., Suite 404, Garden City, New York, 11530
                    (Address of principal executive offices)

                                 (516) 222-0100
              (Registrant's telephone number, including area code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,771,000

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX

                                                                      Page No.
                                                                      --------

Part I - Financial Information

    Item 1- Financial Statements

      Balance Sheets - May 31, 2003 and February 28, 2003..........

      Statements of Operations - Three Months ended  May 31, 2003 and 2002...................................................

      Statements of Cash Flows - Three months ended May 31, 2003 and 2002...................................................

      Notes to Financial Statements................................

    Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations................

Part II - Other Information

    Item 1 - Legal Proceedings.....................................

    Item 2 - Changes in Securities and Use of Proceeds.............

    Item 4 - Submission of Matters to a Vote of Security Holders...

    Item 5 - Other Information.....................................

    Item 6 - Exhibits and Reports on Form 8-K......................

    Signatures.....................................................




                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                 BALANCE SHEETS


                                     ASSETS

                                              May 31, 2003     February 28, 2003
                                              (Unaudited)          (Audited)

Current Assets:
   Accounts Receivable - Trade                 $  56,946            $  37,056
   Prepaid expense                                73,240               91,040
   Inventory                                      15,500                   --
                                               ---------             --------

Total Current Assets                             145,686              128,096

Property and Equipment, net                       84,166               86,853

Other:
   Deferred Offering Costs                         2,450                2,450
   Security Deposits                                 603                5,203
                                               ---------             --------

TOTAL ASSETS                                  $  232,905            $ 222,602
                                               =========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses      $  249,583            $ 136,624
   Accrued Salary                                528,770              503,770
   Debentures Payable                             46,350               46,350
   Loan Payable-Affiliate                        176,591              246,884
                                               ---------            ---------

Total Current Liabilities                      1,001,294              933,628
                                               ---------            ---------

Stockholders' Equity:
   Preferred Stock - Series A, Authorized
    1,000,000, $.01 Par Value, 20,000
    Shares Issued and outstanding at
    May 31, 2003  and February 28, 2003              200                  200
   Common Stock - Authorized 40,000,000 Shares
    $.01 Par Value; 18,771,000 Issued
    and Outstanding at May 31, 2003
    and February 28, 2003                        187,710              187,710
Paid-in Capital                                  780,723              780,723
Accumulated Deficit                           (1,613,432)          (1,556,069)
Subscription Receivable                       (  123,590)          (  123,590)
                                              ----------           ----------

Total Stockholders' Equity                    (  768,389)          (  711,026)
                                              ----------           ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $    232,905          $   222,602
                                             ===========           ==========




                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                            STATEMENTS OF OPERATIONS
                              FOR THE FIRST QUARTER
                                   (Unaudited)

                                           March 1, 2003         March 1, 2002
                                         to May 31, 2003         to May 31, 2002


Revenues:
   Sales                                      $  175,522         $     45,797

Cost of Sales                                    125,067               30,124
                                                 -------               ------

Gross Profit                                      50,455               15,673

Expenses:
   Officer's Salary                               25,000               25,000
   Professional Fees                              21,672                  950
   Selling General and Administrative             59,408               19,487
                                                 -------               ------

Total Expenses                                   106,080               45,437
                                                 -------               ------

Operating Loss                                   (55,625)             (29,764)

Other Income (Expenses):
   Rent Income                                        --                3,750
   Interest Expense                               (1,738)              (1,738)
                                                  ------               ------

Total Other Income (Expenses):                     1,738                2,012
                                                   -----                -----

Net Loss                                       $( 57,363)          $  (27,752)
                                                 =======               ======

(Loss) Per Share                                  (0.003)              (0.002)
                                                   =====                =====


Average shares outstanding for period         18,771,000           16,068,500
                                              ==========           ==========




                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIODS MARCH 1, 2003 TO MAY 31, 2003
                                       AND
                         MARCH 1, 2002 TO MARCH 31, 2002



                                              March 1, 2003       March 1, 2002
                                             to May 31, 2003     to May 31, 2002



 Cash Flows From Operating Activities:

      Deficit Accumulated During
         Development Stage                    $ (  57,363)       $   (27,752)
      Adjustments to Reconcile
       Net Income to Net Cash
      Provided by Operating Acitvities:
       Depreciation and Amortization                2,687              1,461
       Changes in operating current assets and
        liabilities:
       Accounts Receivable                      (  19,890)                --
       Inventory                                (  15,500)             9,000
       Accounts Payable and Accrued Expense       112,959             10,000
       Accrued Salaries Payable                    25,000           (  8,333)
       Deferred Offering Costs                      4,600                 --
       Prepaid Expense                             17,800                 --
                                                ---------          ---------
Net Cash (Used) Provided
   By Operating Activities                         70,293            (15,624)
                                                ---------          ---------
Cash Flows (used) Provided by
   Financing Activities:
      Loan Payable-Affiliate                     ( 70,293)                686
                                                ---------          ----------

Net Increase (Decrease) In Cash                        --             (14,938)
Cash -Beginning                                        --              17,819
                                                ---------          ----------

Cash - Ending                                 $        --          $    2,881
                                                =========           =========



                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("Adirondack" "we" or "us") was organized on March 6, 1997. Adirondack was founded to extract, distribute and bottle natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States.

     Adirondack's business to date has focused on the still water, and value added water beverage segments of the bottled water market because: 1) availability of quality natural mountain and spring water, 2) quantity of available water, 3) relationships in the nutritional supplement industry, 4) its central location in the northeastern United States market, 5) increased government regulation of water quality and 6) increased public awareness and demand for bottled water.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Property and Equipment - Property and equipment are recorded at cost when acquired. Improvements that significantly add to the productive capacity or extend the useful life of the related assets are capitalized. Site development costs will be amortized over the lesser of the life of the lease or asset. Office equipment will be depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to expense in the period incurred.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - LOAN PAYABLE

Loan Payable - Affiliate

     At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock. The balance represents additional advances and repayments after such conversion. The balance of this loan at May 30, 2003 was $176,591.

Default on Convertible Debentures

     The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to date including 5% additional default interest was $39,552, included in "Accounts Payable and Accrued Expenses".

Verbal Employment Contract

     The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable there after, at a salary of $100,000 per year. At May 31, 2003 the Company owed Mr. Sackler $528,770. The Company has not accrued interest on the amount due Mr. Sackler.



                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $855,608. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein. And with the audited financial statements and accompanying notes included in the Form 10KSB for the fiscal year ending February 28, 2003.

     The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2003 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of May 31, 2003, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

MARKETING

     Adirondack has its own proprietary brand of bottled water and water supplements. AvivA SPRINGS. Adirondack intends to expand the sales and breadth of product type of AvivA SPRINGS through its new relationship with the Federated Group, wherein AvivA will be introduced into grocery distribution. Sales concentration of AvivA will continue in the specialty retail and health club outlets in the Northeast and expand nationwide. AvivA SPRINGS will be sold in various sizes, ranging from 16.9 ounce size bottles to 1 gallon and specialty packs. Through the Companys only employee, its CEO and president, it has focused on the development and sales of its proprietary product, Max02, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in specialty retail, natural food, and dietary supplement stores and chains. Max02 has been promoted and marketed in similar fashion to AvivA SPRINGS, and has been, and continues to be, the official waters of International Federation of Body Builder events. We intend to continue to pursue this venue as a promotional platform to place Max02 and AvivA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

     Revenue is recognized when product is shipped from the bottler. The products have a shelf life of approximately 1-2 years depending on the product. Sales are final and the company does not accept product returns.


RESULTS OF OPERATIONS

Sales

     Sales for the quarter ended May 31, 2003 were $175,522 as compared to sales of $45,797 for the quarter ended May 31, 2002, an increase of $129,725 or 283%. The increase was attributable to sales of enhanced diet and fitness water products which accounted for $160,158 (91%) of sales in the first quarter of fiscal year 2003 as compared to $45,797 (100%) in 2001. The sale of bottled water was $15,364 in the first quarter of 2003.

     Adirondack has begun production on behalf of Bodyonics, Ltd. on Pinnacle AquaLean Diet & Fitness Water. Initial sales have been made into the General Nutrition Centers Retail System, as well as Vitamin Shoppe Stores, Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. The Company has worked with Pinnacle to introduce two more exciting flavors of AquaLean, Tropical Passion, Cool Citrus, and the original Berry Blast. does not accept product returns.

Costs and Expenses

     Cost of goods sold were 71% in the Quarter Ended May 31, 2003 as compared to 66% in the Quarter Ended May 31, 2002. The reason for the percentage increase in cost and decrease in gross profit was that in 2003 certain enhanced dietary and fitness products were sold to promote the product at a reduced gross profit.

     The cost of sales and gross profits were $125,067 and $50,455 for the Quarter Ending May 31, 2003 and compared to $30,124 and $15,673 for the Quarter Ending May 31, 2002, respectively. The increases in cost of goods sold and gross profit of $94,943 (315%) and $34,782 (222%), respectively, were related to 283% increase in the sales and certain promotional distribution of our products.

Officers' Salaries

     Officers' Salaries remained the same for the comparative quarters at $25,000. The Salaries were not paid but were accrued.

Professional fees

     Professional increased substantially, from $950 for the Quarter Ended May 31, 2002 to $21,672 for the Quarter Ended May 31, 2003, an increase of $20,722. The main reason for the increase was the cost of fee for consulting contracts of $17,800 that accounted for 86% of the total professional fees. The consulting contract was given out in 2002 and the consulting activities were performed in 2003.

Selling General and Administrative Expense (SG&A)

For the Quarter Ended May 31, 2003 SG&A went up by $39,921 (205%) from $19,487 to $59,408 for the Quarter Ended May 31, 2003. The reason for the increase was mostly due to increases in selling, rent, insurance and office expense.

Interest Expense

     Interest expense remained constant on the outstanding notes of $1,738 for the comparative Quarter Ending May 31, 2003 and May 31, 2002.

 LIQUIDITY AND CAPTIAL RESOURCES

Liquidity

     The Company operations have been financed principally by loans from shareholder and deferring payment of officer's salaries. As of May 31, 2003, the Company had a working capital deficit of $855,608.

     Net cash provided by operations for the three months ended May 31, 2003 was $70,293, which was primarily due to an increase in accounts payable and accrued expenses of $112,959.

     Cash flows applied to financing activities were to reduce a loan payable to an affiliate of $70,293.

     The Company believes that its short-term liquidity needs will continue to be met through funds invested by management. These funds come from funds put into the Company and the deferral of salary accrued to management. Long-term liquidity is anticipated to be met through a stock offering. The Company is currently in discussions with underwriters towards the goal of a stock offering.

     Management continues to hold discussions with private investor groups to obtain working capital funds. There can be no assurance that either the stock offering or the borrowing of private funds will be accomplished.

Merger/Plant Acquisitions

     The Company continues to pursue joint venture and merger/acquisitions opportunities throughout North America and other markets worldwide. The purpose of each opportunity is to expand the production capability, product type capability, and distribution reach of the Company.

     The Company has suspended negotiating with Aurora Beverages, a Canadian corporation, to acquire its bottling facility in Barrie, Ontario, Canada. The seller was unable to meet the requirements of the letter of intent. As a result of the termination of negotiation neither side is claiming damages. The Company is seeking other options in Eastern North America, including expansion of the size and capabilities of the facility the Company expects to build at its Lake George, New York source, subject to a lease extension with the Village of Lake George.

     The Company is presently negotiating to occupy or acquire a 72,000 square foot beverage bottling facility in Phoenix, Arizona, providing the company with access to the lucrative southwest and western US markets. The facility is currently furnished with one high speed water bottling line with expansion capabilities for additional filling lines to increase production capacities. The company expects to package both its own products, as well as co-pack for existing and new clients and customers.

     The acquiring the aforementioned facilities is subject to getting adequate financing.

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

Controls and Procedures

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

Part II - Other Information

Item 1 - Legal Proceedings

         The Company is not currently involved in any material legal proceedings to the best of management's knowledge. (See 10KSB for the Period Ending May 31, 2003.)

Item 2 - Changes in Securities and Use of Proceeds

         There are none.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5 - Other Information.

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits - Exhibit 99(a) - Certification of Chief Executive Officer
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter



                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.


                                  EXHIBIT 99(a)

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Adirondack Pure Springs Mt. Water Co., Inc. (the "Company") on Form 10-QSB of the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, David Sackler, President and Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 19, 2003



/s/ David Sackler
President and Chief Executive Officer



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                                  CERTIFICATION

I, David Sackler, the Registrant's President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Adirondack Pure Springs Mt. Water Co., Inc.;

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

Date: July 19, 2003

/s/ David Sackler
 President and Chief Executive Officer


                                  CERTIFICATION

I, David Sackler, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Adirondack Pure Springs Mt. Water Co., Inc.;

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

Date: July 19, 2003

/s/ David Sackler
Chief Financial Officer