Form 10QSB
period 2003-08-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2003-10-20
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________


                         Commission file number 0-30276

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

      100 Quentin Roosevelt Blvd., Suite 404, Garden City, New York, 11530
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 222-0100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                        Page No.
                                                                        --------

Part I - Financial Information

   Item 1- Financial Statements

      Balance Sheets - August 31, 2003 and February 28, 2003............    1

      Statements of Operations - Six Months ended August 31, 2003 and
         2002...........................................................    2

      Statements of Cash Flows - Six Months ended August 31, 2003 and
         2002...........................................................    3

      Notes to Financial Statements.....................................    4

   Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations.....................    7

Part II - Other Information

   Item 1 - Legal Proceedings...........................................   12

   Item 2 - Changes in Securities and Use of Proceeds...................   12

   Item 4 - Submission of Matters to a Vote of Security Holders.........   12

   Item 5 - Other Information...........................................   13

   Item 6 - Exhibits and Reports on Form 8-K............................   13

   Signatures...........................................................   14

                         ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                       BALANCE SHEETS

                                           ASSETS


                                                             August 31, 2003   February 28, 2003
                                                             ---------------   -----------------
                                                               (Unaudited)         (Audited)

Current Assets:
   Accounts Receivable - Trade                                 $   114,492        $    37,056
   Prepaid expense                                                  91,040             91,040
   Inventory                                                        15,500                 --
                                                               -----------        -----------

Total Current Assets                                               221,032            128,096

Property and Equipment, net                                         81,479             86,853

Other:
   Deferred Offering Costs                                           2,450              2,450
   Security Deposits                                                   603              5,203
                                                               -----------        -----------

TOTAL ASSETS                                                   $   305,564        $   222,602
                                                               ===========        ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses                       $   266,322        $   136,624
   Accrued Salary                                                  553,770            503,770
   Debentures Payable                                               46,350             46,350
   Loan Payable-Affiliate                                          186,774            246,884
                                                               -----------        -----------

Total Current Liabilities                                        1,053,216            933,628
                                                               -----------        -----------

Stockholders' Equity:
   Preferred Stock - Series A, Authorized 1,000,000,
     $.01 Par Value, 20,000 Shares Issued and outstanding
     at August 31, 2003  and February 28, 2003                         200                200
   Common Stock - Authorized 40,000,000 Shares
     $.01 Par Value; 18,771,000 Issued and Outstanding
     at August 31, 2003 and February 28, 2003                      187,710            187,710
Paid-in Capital                                                    780,723            780,723
Accumulated Deficit                                             (1,592,695)        (1,556,069)
Subscription Receivable                                           (123,590)          (123,590)
                                                               -----------        -----------

Total Stockholders' Equity                                        (747,652)          (711,026)
                                                               -----------        -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                          $   305,564        $   222,602
                                                               ===========        ===========

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)


                                           June 1, 2003         June 1, 2002
                                        to August 31, 2003   to August 31, 2002
                                        ------------------   ------------------

Revenues:
   Sales                                   $    245,020         $     55,993

Cost of Sales                                   140,067               30,957
                                           ------------         ------------

Gross Profit                                    104,953               25,036

Expenses:
   Officer's Salary                              50,000               25,000
   Professional Fees                              8,549                6,000
   Selling General and Administrative            81,292               28,908
                                           ------------         ------------

Total Expenses                                  139,841               59,908

Operating Loss                                  (34,888)             (34,872)

Other Income (Expenses):
   Rent Income                                       --                8,750
   Interest Expense                              (1,738)                 (--)
                                           ------------         ------------

Total Other Income (Expenses):                   (1,738)               8,750
                                           ------------         ------------

Net Loss                                   $    (36,626)        $    (26,122)
                                           ============         ------------

(Loss) Per Share                                 (0.001)              (0.002)
                                           ============         ============


Average shares outstanding for period        18,771,000           16,068,500
                                           ============         ============

                     ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                               STATEMENT OF CASH FLOWS
                   FOR THE PERIODS JUNE1, 2003 TO AUGUST 31, 2003
                         AND JUNE 1, 2002 TO AUGUST 31, 2002


                                                June 1, 2003         June 1, 2002
                                             to August 31, 2003   to August 31, 2002
                                             ------------------   ------------------

Cash Flows From Operating Activities:

   Deficit Accumulated During
     Development Stage                           $  (36,626)          $  (26,122)
   Adjustments to Reconcile
     Net Income to Net Cash
     Provided by Operating Acitvities:
     Depreciation and Amortization                    5,374                2,687
   Changes in operating current assets and
     liabilities:
   Accounts Receivable                              (77,436)                  --
   Inventory                                        (15,500)                  --
   Accounts Payable and Accrued Expense             165,775               30,000
   Accrued Salaries Payable                          13,923                   --
   Deferred Offering Costs                            4,600                   --
                                                 ----------           ----------

Net Cash (Used) Provided
 By Operating Activities                             60,110                6,565
                                                 ----------           ----------

Cash Flows (used) Provided by
   Financing Activities:
      Loan Payable-Affiliate                        (60,110)              36,000
                                                 ----------           ----------

Net Increase (Decrease) In Cash                          --               42,565
Cash -Beginning                                          --                2,881
                                                 ----------           ----------

Cash - Ending                                    $       --           $   45,446
                                                 ==========           ==========

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - LOAN PAYABLE

Loan Payable - Affiliate

     At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock. The balance represents additional advances and repayments after such conversion. The balance of this loan at August 31, 2003 was $186,774.

Default on Convertible Debentures

     The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to date including 5% additional default interest was $41,290, included in "Accounts Payable and Accrued Expenses".

Verbal Employment Contract

     The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable there after, at a salary of $100,000 per year. At August 31, 2003 the Company owed Mr. Sackler $553,770. The Company has not accrued interest on the amount due Mr. Sackler.

NOTE 4 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $832,184. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN (Continued)

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein. And with the audited financial statements and accompanying notes included in the Form 10KSB for the fiscal year ending February 28, 2003.

     The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2003 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of August 31, 2003, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

MARKETING

     Adirondack has its own proprietary brand of bottled water and water supplements. AvivA SPRINGS. Adirondack intends to expand the sales and breadth of product type of AvivA SPRINGS through its new relationship with the Federated Group, wherein AvivA will be introduced into grocery distribution. Sales concentration of AvivA will continue in the specialty retail and health club outlets in the Northeast and expand nationwide. AvivA SPRINGS will be sold in various sizes, ranging from 16.9 ounce size bottles to 1 gallon and specialty packs. Through the Companys only employee, its CEO and president, it has focused on the development and sales of its proprietary product, Max02, an oxygenated

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN (Continued)

MARKETING (Continued)

natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in specialty retail, natural food, and dietary supplement stores and chains. Max02 has been romoted and marketed in similar fashion to AvivA SPRINGS, and has been, and continues to be, the official waters of International Federation of Body Builder events. We intend to continue to pursue this venue as a promotional platform to place Max02 and AvivA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

     Revenue is recognized when product is shipped from the bottler. The products have a shelf life of approximately 1-2 years depending on the product. Sales are final and the company does not accept product returns.

RESULTS OF OPERATIONS

Sales

     Sales for the quarter ended August 31, 2003 were $245,020 as compared to sales of $55,993 for the quarter ended August 31, 2002, an increase of $189,027 or (338%). The increase was attributable to sales of enhanced diet and fitness water products. The sale of bottled water was $69,498 in the second quarter of 2003.

     Adirondack has begun production on behalf of Bodyonics, Ltd. on Pinnacle AquaLean Diet & Fitness Water. Initial sales have been made into the General Nutrition Centers Retail System, as well as Vitamin Shoppe Stores, Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. The Company has worked with Pinnacle to introduce two more exciting flavors of AquaLean, Tropical Passion, Cool Citrus, and the original Berry Blast does not accept product returns.

Costs and Expenses

     Cost of goods sold were 43% in the quarter ended August 31, 2003 as compared to 45% in the quarter ended August 31, 2002. The reason for the percentage increase in cost and decrease in gross profit was that in 2003 certain enhanced dietary and fitness products were sold to promote the product at a reduced gross profit.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN (Continued)

     The cost of sales and gross profits were $140,067 and $104,953 for the quarter ended August 31, 2003 and compared to $55,993 and $25,036 for the quarter ended August 31, 2002, respectively. The increases in cost of goods sold and gross profit of $109,110 (352%) and $79,917 (319%), respectively, were related to 338% increase in the sales and certain promotional distribution of our products.

Officers' Salaries

     Officers' Salaries for the six months ended August 31, 2003 were $50,000. The Salaries were not paid but were accrued.

Professional fees

     Professional fees increased substantially, from $6,000 for the Quarter Ended August 31, 2002 to $8,549 for the Quarter Ended August 31, 2003, an increase of $2,549.

Selling General and Administrative Expense (SG&A)

     For the Quarter Ended August 31, 2003 SG&A went up by $52,384 (181%) from $28,908 to $81,292 for the Quarter Ended August 31, 2003. The reason for the increase was mostly due to increases in selling, rent, insurance and office expense.

Interest Expense

     Interest expense was $1,738 on the outstanding notes for the comparative quarter ending August 31, 2003.

LIQUIDITY AND CAPTIAL RESOURCES

Liquidity

     The Company operations have been financed principally by loans from shareholder and deferring payment of officer's salaries. As of August 31, 2003, the Company had a working capital deficit of $832,184.

     Net cash provided by operations for the six months ended August 31, 2003 was $60,110, which was primarily due to an increase in accounts payable and accrued expenses.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


LIQUIDITY AND CAPTIAL RESOURCES (Continued)

     Cash flows applied to financing activities were to reduce a loan payable to an affiliate.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


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

     In December 2002, the FASB issued Statement No.148, Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Statement No.148 amends Statement No.123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to the applicability of current option pricing models to non-exchange traded employee stock option plans SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002.

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


     The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Companys financial position, results of operations or cash flows.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS


Item 5 - Other Information.

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits - Exhibit 99(a) - Certification of Chief Executive Officer
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter