Form 10QSB
period 2003-11-30
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2004-01-14
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,771,000 Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                   FORM 10-QSB
                                      INDEX




Part I - Financial Information

    Item 1- Financial Statements

      Balance Sheets -November 30, 2003 and February 28, 2003...................

      Statements of Operations - Three Months ended November 30, 2003 and 2002..

      Statements of Operations - Nine Months ended November 30, 2003 and 2002...

      Statements of Cash Flows - Nine Months ended November 30, 2003 and 2002...

      Notes to Financial Statements.............................................

    Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations.............................

Part II - Other Information

    Item 1 - Legal Proceedings..................................................

    Item 2 - Changes in Securities and Use of Proceeds..........................

    Item 4 - Submission of Matters to a Vote of Security Holders................

    Item 5 - Other Information..................................................

    Item 6 - Exhibits and Reports on Form 8-K...................................

    Signatures..................................................................

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                                 BALANCE SHEETS

                                     ASSETS

                                         November 30, 2003    February 28, 2003
                                            (Unaudited)            (Audited)

Current Assets:
   Accounts Receivable - Trade                 $  124,691        $     37,056
   Prepaid expense                                 37,640              91,040
   Inventory                                       15,500                  --
                                                ---------           ---------

Total Current Assets                              177,831             128,096

Property and Equipment, net                        78,792              86,853

Other:
   Deferred Offering Costs                          2,450               2,450
   Loan receivable                                 10,000                  --
   Security Deposits                                  603               5,203
                                                ---------           ---------
TOTAL ASSETS                                  $   269,676        $    222,602
                                                =========           =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses      $   239,375        $    136,624
   Accrued Salary                                 578,770             503,770
   Debentures Payable                              46,350              46,350
   Loan Payable-Affiliate                         217,431             246,884
                                               ----------             -------

Total Current Liabilities                       1,081,926             933,628
                                                ---------            --------

Stockholders' Equity:
   Preferred Stock - Series A,
   Authorized 1,000,000, $.01 Par Value,
    20,000 Shares Issued and outstanding
    at November 30, 2003  and
    February 28, 2003                                 200                 200
   Common Stock - Authorized
    40,000,000 Shares
    $.01 Par Value; 18,771,000
    Issued and Outstanding
    at November 30, 2003 and
    February 28, 2003                             187,710             187,710
Paid-in Capital                                   780,723             780,723
Accumulated Deficit                            (1,657,293)         (1,556,069)
Subscription Receivable                        (  123,590)         (  123,590)
                                               ----------           ---------

Total Stockholders' Equity                    (   812,250)         (  711,026)
                                               ----------            ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                        $   269,676           $  222,602
                                               ==========            =========

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                       September 1, 2003     September 1, 2002
                                     to November 30, 2003  to November 30, 2002

Revenues:
   Sales                                 $   24,756       $     64,306
   Cost of Sales                            (17,329)           ( 8,173)
                                            --------          ---------

   Gross Profit                               7,427             56,133

Expenses:
   Officer's Salary                          25,000             25,000
   Professional Fee                          73,655             31,388
   Selling General
    and Administrative                       (3,481)           108,005
                                           --------           --------

Total Expenses                               95,174            164,393

Operating Loss before
 extraordinary  item                       ( 87,747)         ( 108,260)

Extraordinary Item:
Gain from
 forgiveness of debt                         44,071                 --
                                           --------           --------
Operating Loss after
extraordinary  item                        ( 43,676)         ( 108,260)

Other Income (Expenses):
   Rent Income                                2,820                 --
   Interest Expense                        (  1,738)         (      --)
                                           --------           --------

Total Other Income (Expenses):                1,082                 --
                                           ---------          --------

Net Loss                                  $( 42,594)       $(  108,260)
                                           =========         =========

(Loss) Per Share                            (0.001)              (0.002)
                                             =====                =====

Average shares
outstanding for period                    18,771,000         16,068,500
                                          ==========         ==========


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                         March 1, 2003           March 1, 2002
                                      to November 30, 2003  to November 30, 2002


Revenues:
   Sales                                 $  269,776              $  166,096
   Cost of Sales                          ( 179,400)               ( 69,254)
                                           --------               ---------

   Gross Profit                              90,376                  96,842

Expenses:
   Officer's Salary                          75,000                  66,667
   Professional Fee                          82,204                  38,338
   Selling General
    and Administrative                       77,811                 166,471
                                           --------               ---------

Total Expenses                              235,015                 271,476

Operating Loss before
 extraordinary  item                      ( 144,639)             (  174,634)

Extraordinary Item:
Gain from
 forgiveness of debt                         44,071                       --
                                           --------                ---------
Operating Loss after
extraordinary  item                       ( 100,568)             (  174,634)

Other Income (Expenses):
   Rent Income                                2,820                  12,500
   Interest Expense                       (   3,476)                     --
                                           --------               ---------

Total Other Income (Expenses):            (     656)                 12,500
                                           ---------              ---------

Net Loss                                 $(  101,224)              (162,134)
                                           =========              ==========

(Loss) Per Share                              (0.01)                  (0.01)
                                               =====                  =====

Average shares
outstanding for period                    18,771,000             16,068,500
                                          ==========             ==========


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                             STATEMENT OF CASH FLOWS
              FOR THE PERIODS MARCH 1 TO NOVEMBER 30, 2003 AND 2002

                                          March 1, 2003         March 1, 2002
                                      to November 30, 2003  to November 30, 2002

 Cash Flows From Operating Activities:
  Deficit Accumulated During
     Development Stage                      $ (  101,224)      $   (162,134)
  Adjustments to Reconcile
   Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                   8,061              6,835
   Changes in operating current assets and
    liabilities:
   Accounts Receivable                        (   87,633)            29,000
   Inventory                                  (   15,500)             9,000
   Accounts Payable and Accrued Expense          140,564           ( 17,289)
   Prepaid expense                                53,400                 --
   Accrued Salaries Payable                       37,185             75,000
   Deferred Offering Costs                         4,600                 --
                                               ---------          ---------
Net Cash (Used) Provided
   By Operating Activities                        39,453         (   59,588)
                                               ----------         ---------

Cash Flows provided by  Investing Activities:
Decrease in Security Deposits                         --             32,212
                                               ----------         ---------
Net Cash (Used) Provided
   By Investing Activities                            --             32,212
                                               ----------         ---------

Cash Flows (used) Provided by
   Financing Activities:
      Issuance of common stock
       for provided Services                          --             30,000
      Loan Payable                             (  29,453)            30,754
      Loan receivable                          (  10,000)                --
                                                 --------         ---------
Net Cash (Used) Provided
   By Investing Activities                     (  39,453)            60,754
                                                 --------          --------

Net Increase (Decrease) In Cash                        --            33,378
Cash -Beginning                                        --            17,819
                                                 --------          --------
Cash - Ending                                 $        --        $   51,197
                                                 ========          ========


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

                  ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LOAN PAYABLE

Loan Payable - Affiliate

At February 28, 1998, the Company had been advanced funds from a related party. These amounts were non-interest bearing. During the subsequent fiscal year $200,233 of such loans were converted into preferred stock. The balance represents additional advances and repayments after such conversion. The balance of this loan at November 30, 2003 was $217,431.

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

Verbal Employment Contract

The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable there after, at a salary of $100,000 per year. At November 30, 2003 the Company owed Mr. Sackler $578,770. The Company has not accrued interest on the amount due Mr. Sackler.


NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $904,095. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

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

The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2003 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of November 30, 2003, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

MARKETING

Adirondack has its own proprietary brand of bottled water and water supplements. AvivA SPRINGS. Adirondack intends to expand the sales and breadth of product type of AvivA SPRINGS through its new relationship with the Federated Group, wherein AvivA will be introduced into grocery distribution. Sales concentration of AvivA will continue in the specialty retail and health club outlets in the Northeast and expand nationwide. AvivA SPRINGS will be sold in various sizes, ranging from 16.9 ounce size bottles to 1 gallon and specialty packs. Through the Company's only employee, its CEO and president, it has focused on the development and sales of its proprietary product, Max02, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in specialty retail, natural food, and dietary supplement stores and chains. Max02 has been promoted and marketed in similar fashion to AvivA SPRINGS, and has been, and continues to be, the official waters of International Federation of Body Builder events. We intend to continue to pursue this venue as a promotional platform to place Max02 and AvivA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN (Continued)

RESULTS OF OPERATIONS

Sales

Sales for the nine months ended November 30, 2003 were $269,776 as compared to sales of $166,096 for the same period of 2002, an increase of $103,680 or (62%). The increase was attributable to sales of enhanced diet and fitness water products. The sale of bottled water was $30,906 in the third quarter of 2003.

Adirondack has begun production on behalf of Bodyonics, Ltd. on Pinnacle AquaLean Diet & Fitness Water. Initial sales have been made into the General Nutrition Centers Retail System, as well as Vitamin Shoppe Stores, Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. The Company has worked with Pinnacle to introduce two more flavors of AquaLean, Tropical Passion, Cool Citrus, and the original Berry Blast does not accept product returns.

Costs and Expenses

Cost of goods sold were 34% for the nine months ended November 30, 2003 as compared to 58% in the same period of 2002. The reason for the percentage increase in cost was that in 2003 certain enhanced dietary and fitness products were sold to promote the product at a reduced gross profit.


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN (Continued)

The cost of sales and gross profits were $179,400 and $90,376 for nine months ended November 30, 2003 as compared to $69,254 and $96,842 for the nine months ended November 30, 2002, respectively. The increases in cost of goods sold of $110,146 (159%) were related to a 62% increase in the sales and certain promotional distribution of our products.

Officers' Salaries

Officers' Salaries for the nine months ended November 30, 2003 were $75,000. The Salaries were not paid but were accrued.

Professional fees

Professional fees increased from $38,338 for the nine months ended November 30, 2002 to $82,204 for the same period in 2003, a increase of $43,866.

Selling General and Administrative Expense (SG&A)

For the Quarter Ended November 30, 2003 SG&A decreased by $88,660 (53%) from $166,471 to $77,811. The reason for the decrease was mostly due to decreases in selling, rent, insurance and office expense.

Interest Expense

Interest expense was $3,476 on the outstanding notes for the comparative quarter ending November 30, 2003.

 LIQUIDITY AND CAPTIAL RESOURCES

Liquidity

The Company operations have been financed principally by loans from shareholder and deferring payment of officer's salaries. As of November 30, 2003, the Company had a working capital deficit of $904,095.

Net cash provided by operations for the nine months ended November 30, 2003 was $39,453, which was primarily due to an increase in accounts payable and accrued expenses.


                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

LIQUIDITY AND CAPTIAL RESOURCES(Continued)

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

The acquiring of the aforementioned facilities is subject to getting adequate financing.

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

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

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

Part II - Other Information

Item 1 - Legal Proceedings

         The Company is not currently involved in any material legal proceedings to the best of management's knowledge. (See 10KSB for the Period Ending February 28, 2003.)

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

         a) Exhibits - Exhibit 99(a) - Certification of Chief Executive Officer
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

                   ADIRONDACK PURE SPRINGS MT. WATER CO., INC.


                                  EXHIBIT 99(a)

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Adirondack Pure Springs Mt. Water Co., Inc. (the "Company") on Form 10-QSB of the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, David Sackler, President and Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:
(1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 13, 2004

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

Date: January 13, 2004


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

Date: January 13, 2004

/s/ David Sackler
Chief Financial Officer