Form 10KSB
period 2004-02-28
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2004-06-17
CIK 1074075

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934 For the fiscal year ended February 28, 2004.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from ______ to ______

                         Commission file number 0-30276

                    Continental Beverage and Nutrition, Inc.,
                              (Formerly Known as)
                   Adirondack Pure Springs Mt. Water Co., Inc.
                 (Name of small business issuer in its charter)

       Delaware                                                 90-0143954
(State or other jurisdiction                                 (I.R.S. Employer
incorporated or organization)                                Identification No.)

      100 Quentin Roosevelt Blvd., Suite 403, Garden City, New York, 11530

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 222-0100

        Securities registered pursuant to Section 12(b) of the Act: None.
                    Securities registered pursuant to Section
                               12(g) of the Act:

                     Common Stock, par value $.0001 per share

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for fiscal year ended February 28, 2004 were $234,150. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 10, 2004 was approximately $584,602 based upon the last reported sale, which occurred in June 10, 2004. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 2004 was 21,085,193.




                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Adirondack Pure Springs Mt. Water Co., Inc. (APSW) a New York corporation was organized on March 6, 1997. On January 5, 2004 Continental Beverage and Nutrition,(CB&N Inc. "we" or "us") was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value .0001. On the same day a plan of merger was agreed to between Adirondack Pure Springs Mt. Water Co majority shareholders and CB&N to exchange one share of APSW common and preferred for one share of CB&N common and preferred, respectively, which effectively made CB&N the surviving Company.

In 1994 the bottled water segment of the beverage industry was still in its infancy, just beginning its assault on the balance of the beverage industry, and beginning to be seen as a beverage alternative, not a drink of the social elite alone. Bottled still (non-sparkling) natural water was expanding its market availability from being principally a 5 gallon water cooler bulk product to include more convenient sized 1 gallon and 2 gallon packaging for home use, and more importantly, with the advent of PET plastic bottles, the portable sized, convenience market. From 1994 through today, the convenient size portion of the bottled water segment of the beverage industry, has annually grown at an average rate of 30% per annum, making it the second largest and most consistent growth segment of the beverage industry on a national basis.

It was with this growth in mind that Adirondack Pure Springs Mt. Water Co., Inc. was founded and incorporated in the State of New York in 1997. In seeking a natural water source of superior quality and volume water flow; we surveyed various sites in the Northeastern United States, to best serve the most densely populated area of the country. We found several water sources and signed an exclusive ground and water lease with the Incorporated Village of Lake George, New York, which provided for exclusive rights to four water sources, as well as five acres of property to build up to a 50,000 square foot bottling plant. The location in Lake George, New York places the water source within a 5-hour drive of the major Northeastern markets of New England and the New York/Tri-State area. The primary water source is located 2700 feet up a mountain from the proposed bottling plant site. This source flows into a protected, natural mountain and spring reservoir at an approximate minimum rate of 550,000 gallons per day of natural mountain and spring water. At this rate, the primary source is capable of producing an estimated minimum of 200,000,000 gallons of natural mountain and spring water per year, with an off season (winter) water flow reading of nearly 1.2 billion gallons per year. The three other sites flow at more than 50% of the primary source's minimum flow rate, with a product of similar high quality. The three other sites are within one mile of the proposed bottling plant site.

Adirondack Pure's principal focus was to develop the primary water source, and extract, distribute, and contract private label natural water from its mountain stream and spring fed reservoir in both bulk and bottled forms in the Northeastern United States. We intend to bottle its drinking water at the source near the Village of Lake George, New York, where we plan to construct a bottling facility for its bottled water products. Until construction of its own bottling facility, we have contracted with independent bottlers to produce our products.

Our marketing focus targeted a variety of non-traditional venues for bottled water, including the market for private labeled bottled water, thereby selling its product without the expense of an extensive advertising budget that is required to establish brand recognition and market identity. However, to avoid a generic identity for its client's products, we developed separate brand names for potential customers who desired a brand name and who would not otherwise distribute a private label bottled water. We have retained ownership of the trademark for each brand that we developed, although some exclusivity regarding use was granted to the customers.

We continue to focus on non-traditional marketing methods and clientele through our relationships in the health and fitness industry, as well as by seeking marketing and licensing relationships to capitalize on established brands that are either recognized in the food and beverage industry, or are established in other industries, including entertainment and children's products.

We have established a proprietary brand, AVIVA SPRINGS (TM), as well as a value added water beverage, MAX O2, an oxygenated natural bottled water that was sold and distributed within a variety of alternative, non-traditional clients (including health and fitness clubs and recreational facilities) and mainstream distribution channels (including health food, convenience stores, and restaurants) that are not interested in committing the financial and marketing resources to establish a brand of their own.

Corporate Name Change - Continental Beverage & Nutrition, Inc.(CB&N)

Since its inception and plan implementation, the meteoric growth of the bottled water segment of the beverage industry has led to several events that has changed the industry entirely, forcing smaller and larger regional and even national companies to rethink their approach to the beverage market. Some have succeeded by accepting the change and evolving, while those who did not have either failed or reached a level at which they can no longer grow.

These events, in no particular order, are:

- The initial "water wars" between several regional and national companies that, in an effort to attain greater market share and sales volume to attract potential acquisition suitors, led to the significant reduction of bottled water manufacturing and sales prices, and subsequently profit margins for private label bottlers and brands. This resulted in the establishment of cheaper and cheaper alternatives for the consumer, and subsequently, virtually no brand loyalty. The prevailing opinion, however inaccurate, still is that "water is water", and that the cheapest available option is purchased, and only not re-purchased if the product is of extremely poor quality.

- The entry of Coca Cola and Pepsi in the market with the introduction of Coke's Dasani, and Pepsi's Aquafina. This had three initial principal effects:

     1. Regional brands that relied upon their distribution agreements with Coke and Pepsi, lost their sole distribution systems leading to a restructuring of corporate focus (i.e. Vermont Pure Springs re-focused from branding in the convenient sized market in the Northeast through their relationship with Coke to regional distribution and service of the five gallon home/office delivery business and private label bottling for supermarkets at very low margins), or brand/company demise (Naya), Regional brands were no longer necessary, as Coke and Pepsi are able to produce in closer proximity to their distribution points as a result of their extensive national

     2. The destruction of the dominant image of natural sourced water. Coke and Pepsi both use purified water from local municipal water systems, redefining the word "Pure" from an image of Pristine Mountain Springs, to just clean or sterile and safe. Although the market is still dominated by regional national water brands owned by Nestle' (Poland Spring, Ice Mountain, Arrowhead, Zephyrhills, etc), the pure source issue has been rendered moot.

     3. The new "water wars" between Coke and Pepsi has led to the further diminution of smaller water companies ability to get shelf space on market shelves. The superior distribution systems that both Coke and Pepsi have, as well as Coke's acquisition of distribution rights to two natural water brands, Dannon (low price alternative) and Evian (high price alternative) to complement Dasani (mid-priced alternative), has led to smaller brands to try to distinguish themselves by price (higher or lower) or packaging (cheap or unique/expensive), or to fade away.

CB&N has continued to carefully evaluate and review certain strengths and weaknesses of the beverage and bottled water industries as well as its competitors within the industry, and the best way to approach product and corporate growth and development.

With this in mind, and with knowledge of various issues existing in the evolving beverage industry, CB&N has chosen to focus upon two specific aspects of the bottled water and beverage industry. Our focus remains upon the still water (non-sparkling) market, due to its continued growth and packaging simplicity, and the functional beverage (beverages with added ingredients to satisfy a physical or functional need) segment of the alternative beverage market, as a result of its exponential growth, innumerable options and opportunities, newness and acceptance by virtually all demographics on a product-by-product basis, and higher profit margins.

This approach will allow us to increase our client base throughout various niche and mainstream industries, as well as increase its profitability by combining lower margin product lines (i.e. convenient sized bottles of still water) with higher margin value added/functional beverage product lines. CB&N will continue to focus on servicing major corporations and brands by the private labeling of these products to avoid the costly marketing expenses normally associated with brand development, launch, and continuous identification programs, and, either directly or indirectly, engage in unique licensing opportunities to introduce products while capitalizing on existing brand equity in certain niche demographics and markets.

CB&N's focus on the functional beverage market is principally in the form of value-added beverages and waters and water based beverages, products that have a base of either natural or purified water and have healthful or specific items added to the water to enhance the product and change it from being "just water". This allows for product creativity as well as increased profit margins as consumers and retail/distributor buyers perceive an increased value to the beverage, accommodating any difference in price from standard bottled water. However, as opportunities arise, CB&N will develop and produce, either directly, through joint ventures, or through co-pack relationships, alternative enhanced beverages (i.e. milk based meal replacements, smoothies, canned products, etc.). Maintaining relationship consistency with both clients and packaging facilities is integral to CB&N's growth in the marketplace. When a client asks whether CB&N can do a product, we prefer to help them source the production, assist in the products development, and maintain a position in the product as it is brought to market and grows. Invariably, continued participation in the product is available if sought and negotiated.

With this two-part focus in mind, CB&N has come to establish itself in the health and fitness industry through its natural water, and most notably, value added beverage and water products. The company intends to continue to fortify its presence and relationships in the industry through its own products and through private labeling programs it has and will continue to develop in the dietary supplement segment of the health and fitness industry. By providing new and creative value added water products and enhanced beverage products, development for its own brands as well as private label programs, CB&N can become an attractive presence in the more than $8 billion dollar nutritional supplement segment of the health and fitness industry, as well as the bottled water segment (app. $7 billion dollar in 2003), and enhanced beverage segment which represent the greatest sectors of growth in the beverage industry and are expected to combine for upwards of $15 billion in sales within the next five years. Both the beverage and nutrition industries are growing by various new, unusual entrants into these markets (i.e. Baxter Healthcare introducing its Pulse enhanced water beverage), and through acquisition of smaller niche companies by large domestic and multinational corporations. In 2000, the nutritional supplement industry saw Rexall-Sundown acquire Met-Rx and Worldwide Sport Nutrition for nearly $270 million dollars combined (Rexall was then acquired by Royal Numico, a Dutch pharmaceutical company that one year before acquired General Nutrition Centers). Since then, Rexall-Sundown has been sold to Nature's Bounty (NYSE: NTY), which also acquired General Nutrition Centers in the United Kingdom. General Nutrition Centers in North America has since been sold to the Apollo Investment Group. In 1999 in the Bottled Water industry, AquaPenn bottled water company was acquired for more than $130 million by one of its private label clients, Group Danone for its Dannon Spring Water line. One of the primary reasons for Danone's acquisition of AquaPenn was its water sources in strategic areas throughout the United States (Pennsylvania, Florida, and California). Subsequently, Coca-Cola, desiring an entry into the natural water market, aside from its successful efforts in the purified water market with Dasani, acquired Dannon Spring Waters and the distribution rights to Evian to enhance its position on the water market and benefit from the same advantages that Dannon had. Coca-Cola has also acquired a contract packaging facility in California (Poca Beverages) and continues to co-pack for such clients as Snapple, Arizona Brands, Fuze, and others. Mergers and acquisitions to accommodate expansion are consistent in both industries.

By focusing upon these two industries with similar, synergistic product lines, CB&N will become an attractive prospective partner or acquisition target for larger companies that might look to grow through consolidation in either or both industries.

An inherent limiting factor of a beverage and water companies growth and income capabilities is that the majority of beverage and bottled water companies are regional in nature and are restricted to their water source volume and the distance to which their products can be most cost effectively transported. Due to its nature of being a very dense and heavy element, water (and other beverages) are very heavy and, subsequently, very costly to ship. Shipment of water/beverages beyond a 7-hour distance becomes costly, inefficient, and erodes profitability. The bottled water and beverage industry is extremely competitive, with a number of companies in each region dying for the same clientele. Regional limitations eliminate client viability, as many potential client companies either are national in nature, or seek to be, or are may concentrate in other regions. This limitation impacts short term as well as long-term growth. As a result, CB&N has embarked upon an acquisition effort to recruit companies in various strategic geographic locations that will afford the company the ability to better serve its clientele on a national basis, as well as stage itself for long-term national productive growth.

CB&N has begun to initiate its product and expansion plan to capitalize on the ongoing national growth of bottled water and enhanced beverages, and satisfy its geographic goals and variable product capabilities. CB&N has executed letters of intent and continued negotiations to acquire other companies or their assets that will provide either natural water sources and/or bottling facilities that are complementary to these goals. We have started the process to acquire a natural water source and facility in the Southeastern United States, a bottling facility in Phoenix, Arizona to produce product for shipment to the Southwestern and Pacific United States.

To better relate our focus to the equities marketplace, as well as its clientele, we filed with the Securities Exchange Commission to change our name from Adirondack Pure Springs Mt. Water Co., Inc. We felt our name was too limiting in its product focus and geographical concentration. The name Continental Beverage & Nutrition Inc. was decided upon as our focus is on all beverages and nutritionally enhanced beverages that are to be produced and distributed on a national, and within certain areas, international locations.


Beverage Industry Overview

According to the 2002/3 Beverage World Beverage DataBank, the Multiple Beverage Market, which consists of soft drinks, fruit beverages, bottled teas, sports drinks and bottled water, beer, wine, and spirits (the "Multiple Beverage Market"), accounted for retail revenue of $205.10 billion in 2001, an increase from 199.67 from 2000, an increase of 3.2%. Soft drinks is the largest and most dominant segment of the non-alcoholic Multiple Beverage Market, with retail sales of $55.94 billion and 15.41 billion gallons in 2001. Although Soft Drinks account for nearly 50% of annual beverage gallonage, there has been a series of new challengers in the Alternative Beverage Market, led in particular by bottled water, that have cannibalized Soft Drinks' sales and supremacy in the World Beverage Market Index. Sales of bottled water in the United States doubled from
1.56 billion gallons in 1987 to 3.12 billion gallons in 1996 ($4.3 billion in sales), and has continued to increase even further to 5.6 billion gallons in 2001 (an increase of 80% since 1996), which accounted for $7.78 billion dollars in sales (an increase of 32% since 1996).

CB&N, in keeping with its initial business plan, has principally focused on still water (non-sparkling) primarily because of bottled waters steady growth and consumer acceptance (annual growth of 30% per annum since 1995) and the Company's proposed water source in Lake George, New York. Based upon the continuing, growing acceptance and strong annual sales of bottled water, as well as the excitement and burgeoning sales associated with innovative value added water products (385% increase from last year), CB&N, along with many industry analysts sees continued, long term growth for both segments for some time.

Ongoing contributing factors for continued bottled water and functional beverage growth, specifically those formulations of products that are up to date in research of raw materials and their effects and origin, include: consumer perception of bottled waters safety, consumer trust of the municipal, public water system and supply, and the current political climate, wherein many consumers are even more unsure of the safety of the municipal, public water supplies due to potential terrorism, and simply offering consumers variety and choice of a series of products that appeal to nearly every demographic and taste preference.

Alternative Beverage Market / New Age Beverages

The United States Multiple Beverage Market's greatest growth is principally in the newest segment of beverages, known as New Age Beverages. The introduction of Alternative Beverages into the marketplace began in the late 1980's as a result of widespread consumer demand for alternatives to traditional carbonated soft drinks. The category of Alternative/New Age Beverages now consists of 9 different growing segments including: 1.single serve bottled PET water (30% increase in sales from 2000 to 2001), 2. natural/premium sodas (3.9% increase),
3. sparkling waters (.3% increase), 4. sports drinks (8.2% increase), 5. ready-to-drink iced teas (3.9% increase) and ready-to-drink coffees (23.1%
increase),   6.  single   serve  fruit  juices   (4.7%   increase),   and  fruit
Juice/Vegetable blends, 7. energy beverages (111.5% increase), 8. nutrient enhanced beverages, (including ready-to-drink enhanced iced teas-34.6% increase), which are healthy beverages that have ingredients added to satisfy a physical or functional need (i.e. added herbs for health, performance, or nutrition, oxygen for performance recovery and enhancement, etc.), and has seen a sales increase of 385% this past year to more than $85 million in sales, and
9. New Age Dairy

New Age Beverage sales have continued to experience tremendous growth over the past 6 years (1997-$7 billion, 1998-$8 billion, 1999-$9.3 billion, 2000-$10.2 billion, 2001-$11.6 billion, and 2002-$13.2 billion), with significant continued growth to come as existing brands gain greater acceptance in the marketplace, and new brands and categories enter and evolve.

Initially seen as a fad, beverage market analysts foresee a long, healthy life for variable functional beverages (energy beverages enhanced r-t-d teas and waters). According to Frost & Sullivan, a San Jose, Calif.-based international strategic market consultant, the U.S. functional beverage market generated revenues of $4.7 billion in 2000, and is projected to top $12 billion by 2007.

Functional as well as all alternative beverages have gone from availability in small, niche health food stores to mainstream convenience store and grocery/supermarket availability. As the Alternative Beverage Market continues to grow in product lines and sales, as well as more consistent mainstream visibility, many beverages have begun to straddle and crossover into various categories of this market segment (i.e. herbal enhanced iced tea's and waters). As this market continues to grow, and more and more new beverages are formulated and crossover into various categories, additional market segments will form, as in the case of enhanced waters.

CB&N, as Adirondack, first entered in this market is its MaxO2 Oxygenated Natural Water brand, which has led to other exciting new opportunities available to CB&N that includes a private label program for the Bodyonics/Pinnacle AquaLean thermogenic (fat-burner) energizer water, and a wide array of other nutritionally enhanced beverages for other major companies, including products that are similar to the Glaceau line of VitaminWaters, as well as other joint venture, co-packing, and licensing opportunities.

The one consistent byproduct of the growth of the Alternative Beverage Market is the cannibalization of sales of the other beverage products, most notably Soft Drinks. This growth has forced the major beverage companies to take note of the innovative new entrants to the industry and either enter the fray through introduction or acquisition. This has led to one of several waves of merger/acquisition deals (i.e. Pepsi's acquisition of South Beach/SoBe beverages, Coca-Cola acquiring Planet Java iced coffee). Far and away, however, the most consistent, robust, growth beverage over the past 5-7 years has been, and continues to be, bottled water. This growth has spurned the traditional beverage companies to enter the bottled water business through introduction of new products (i.e. Coca Cola with Dasani, and Pepsi with AquaFina - both still, purified, municipal waters), and through strategic acquisitions (Group Danone's purchase of AquaPenn, and Dannon's subsequent acquisition by Coke). The rocketing growth of enhance/functional waters and beverages has led to both Coke and Pepsi introducing vitamin enhanced, flavored versions of their bottled waters this past year (Coke's Dasani Nutriwater and Pepsi's AquaFina Essentials).

According to the 2002 Beverage World DataBank, the Bottled Water market has grown in Wholesale Sales ($5.81 billion in 2000 to $6.48 billion in 2001), Retail Sales ($6.97 billion in 2000 to $7.78 billion in 2001) and Gallonage Sales/Consumption (5.03 billion in 2000 to 5.6 billion in 2001). In 2001, the convenience size segment of bottled water grew 30%, nearly 6 times the growth of soft drinks, (the entire bottled water segment grew 11.2%) and wholesale sales increasing 11.5%. Additionally, Only 55.1% of the Bottled Water market is sold by the Top 10 Brands in the United States, leaving 44.9% of the market available to smaller companies and private label brands.

Bottled water, as the primary segment of the New Age category, has continued to gain strong acceptance as an alternative beverage of choice for the consumer. In its early development, bottled water was perceived to be a luxury or elitist beverage as the general consumer felt it was unnecessary to pay for a product that was otherwise available for "free" from the tap. Since that time, as a result of various issues, including increased availability, dietary/health concerns, and consumer fears of public/municipal water supply safety, bottled water has gained acceptance throughout all age, gender, economic, and social demographic segments throughout the United States. For example, as the age demographics decline, bottled water becomes more commonplace in its usage, and stronger in its acceptance as a beverage alternative. Senior citizens (65 years of age and up) have come to know bottled water as a common beverage alternative for only the past few years of their lives, and have come to use the product for health and safety concerns. Their grandchildren, known as Generation X (18-33 years of age) and the Millennium Generation (18 years of age and younger) have come to know of bottled water to be as common as orange juice, soda pop, or iced tea. The parents of these children, known as the Baby Boomer generation, provide bottled water as their beverage of choice for their children for health, safety, and diet reasons, and use it for the same reasons. The benefit of this is that the greatest amount of consumers with the greatest amount of knowledge and disposable income (Baby Boomers-Generation X-Millennium Generation) utilize bottled water on a consistent basis, and will continue do so as they grow older and pass this casual, consistent usage to their children. Health and safety issues know no demographic boundaries, and virtually all Americans are concerned about their diet and weight. As a non-caloric, healthful beverage with no health concerns due to chemical additives, bottled water is the beverage of choice for a long time to come.

Other alternative, New Age beverages, have continued to grow and gain acceptance in similar fashion and for similar reasons as bottled water. Generational, or demographic differentiation is generally on a segment-by-segment basis. For example, energy drinks, which has grown as a category from $12 million in sales in 1997, to more than $1 billion in 2003, is principally consumed by those in the 18-24 demographic (22% of college students in the United States regularly consume energy drinks), and is geographically concentrated (40% of all energy drinks sold) in the Pacific and Southwestern US. Across the board, however, New Age beverages have consistently increased in sales as new products and segments are introduced.

Individual segments of the New Age beverage market have experienced the following wholesale dollar growth since 1997:

-    Single  serve  bottled PET water :  1997-$1.15  Billion/2002-$4.45  Billion
     (+287.6%)
- Natural/premium sodas: 1997-$.24 Billion/2002-$.32 Billion (+33.3%)
- Sparkling waters : 1997-$.4 Billion/2002-$.5 Billion (+2%)
- Sports drinks: 1997-$1.48 Billion/2002-$2.41 Billion (+62.8%)
- Ready-to-drink iced teas : 1997-$1.22 Billion/2002-$1.53 Billion (+25.4%)
- Single serve fruit juices: 1997-$1.93 Billion/2002-$2.07 Billion (+13.1%)
- Fruit Juice/Vegetable blends: 1997-$.03 Billion/2002-$.25 Billion (+666.7%)
- Energy beverages: 1997-$.01 Billion/2002-$ .48 Billion (+4,700%)
- Nutrient enhanced beverages: 1997-$.015 Billion/2002-$.55 Billion (+3,665%)

Individual Segments of the Nutrient Enhanced beverage segment are expected to experience the following wholesale dollar growth by 2007:

- Nutrient Enhanced Teas:2002-$96.6 Million / 2007- $150 Million (+55.3%)
- Nutrient Enhanced Juices: 2002-$223.7 Million / 2007- $313 Million (+39.9%)
- Nutrient Enhanced Dairy: 2002-$57.8 Million / 2007- $85 Million (+47.1%)
- Nutrient Enhanced Waters: 2002-$230.6 Million / 2007- $1025 Million (+444.5%)
- Energy Drinks: 2002-$479 Million / 2007- $1150 Million (+240%)

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

     * Imported water, which includes both sparkling and non-sparkling water produced and bottled outside the U.S., is targeted to "image-conscious consumers." Imported water is sold through normal food and beverage retail channels, typically at significantly higher prices than other bottled water alternatives

     The explosive growth of the still water segment of the bottled water market is most important to the Company as a market indicator of the changing tastes and choices made by the consumer. The bottled still water business, experienced growth of 20% in 1994, 27% in 1995 and has been consistently growing at nearly 30% per annum since 1996 through 2000. Still water now comprises over 92% of all of the bottled water gallonage sold in the United States, with Sparkling water accounting for the remaining 8%. As previously mentioned, imported water participates in both the non-sparkling and sparkling segments.

Beverage Distribution Channels

Nationally in 2001, Bottled Water accounted for 16.66% of all beverages consumed in the United States, a 30% increase from its 12.2% consumption level in 2000. Regionally, bottled water consumption is strongest in the Pacific, Northeast, Southwest, South, East Central, West Central, and West. Enhanced beverages account for upwards of 4% of all beverages consumed in the United States, a 170% increase over the previous year, with continued exponential growth expected in the future. The geographic breakdown is the same as bottled water, with seasonality and weather providing the principal cause.

Beverages are sold through various channels, including:

o    Home, Commercial, and Office Delivery (1 to 5 gallon water bottles)

o Off Premise Retail (i.e. supermarkets, convenience store, drug store, mass merchandiser, specialty retail)

o    On-Premise Retail (restaurants)

o    Vending Machines

o    Institutional Usage (hospitals, schools)

o    Bulk Sales (Domestic and International sales of potable water)

Off-Premise Retail (supermarkets, convenience store, drug store, and similar outlets) comprises over 60% of beverage sales.

Beverages packaged in the following formats for distribution through the aforementioned distribution channels:

o Convenient sized packages in plastic, glass, or cans i.e: 8 oz., 10 oz., 12 oz., 16.9 oz., 20 oz., 24 oz., 1 liter, 1.5 liter, 2 liter PET bottles, 8.4 oz., 16 oz. Aluminum cans, 12 oz., glass bottles

o Bulk Home/Refrigerator Packaging i.e: 1 gallon and 2.5 HDP gallon bottles, or3 liter PET bottles

o    Bulk Home/Office Cooler 5 gallon bottles (Bottled Water)

o    Tanker trucks (for bulk water)

Retail pricing generally reflects the costs associated with the maintenance of each distribution channel, and, as a result, on-premise retail has the highest per unit price, with off-the-shelf beverage sales for off-premise use as sold through retail channels, home delivery of water, and bulk water, having the next highest per unit (or per gallon) prices, respectively.

CB&N will focus on the convenient sized packaging for on and off premise distribution, as well as possible institutional sales of certain products into schools. Retail client list will include specialty retail, grocery, mass merchandisers, and drug store chains. Some of these will be serviced by broadline or specialty distributors that the company will engage through the retail partner. Other companies will pick up their product directly from the facility.

Bottled Water Classifications

The   following   detail  the   various   types  of  bottled   water  and  their
characteristics: Artesian Water means bottled water from a well tapping a confined aquifer in which the water level stands at some height above the top of the aquifer. Artesian water may be collected with the assistance of external force to enhance the natural underground pressure

Bottled Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section 165.110(b)(4)(ii). Firms may manufacture nonstandardized bottled water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Bottled water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters)

It does not include those food ingredients that are declared in ingredient labeling as "water", "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Sparkling Bottled Water means bottled water that, after treatment and possible replacement of carbon dioxide, contains the same amount of carbon dioxide that it had at the emergence from the source. Manufacturers may add carbonation to previously noncarbonated bottled water products and label such water appropriately (e.g., sparkling spring water).

Drinking Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section
165.110(b)(4)(ii). Firms may manufacture non-standardized drinking water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Drinking water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling a "water," "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

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

Spring water collected with the use of an external force shall be from the same underground striation as the spring, as shown by a measurable hydraulic connection using a hydrogeologically valid method between the bore hole and the natural spring, and shall have all the physical properties, before treatment, and be of the same composition and quality, as the water that flows naturally to the surface of the earth. If spring water is collected with the use of an external force, water must continue to flow naturally to the surface of the earth through the spring's natural orifice

Well Water means water from a hole bored, drilled, or otherwise constructed in the ground, which taps the water of an aquifer.

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

  Government Regulation of Enhanced Beverages

Enhanced beverages are regulated in similar fashion to bottled water, with the primary exception being the wording on the label as the determinant factor as to the type of product the beverage is perceived to be. In the event structure/function claims are made on the packaging or advertising (i.e. "helps to lose weight" or "helps to prevent cancer"), the product must then be treated and packaged as a nutritional supplement, which is regulated under the Dietary Supplement Health and Education Act (DSHEA).

For decades, the Food and Drug Administration regulated dietary supplements as foods, in most circumstances, to ensure that they were safe and wholesome, and that their labeling was truthful and not misleading. An important facet of ensuring safety was FDA's evaluation of the safety of all new ingredients, including those used in dietary supplements, under the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act (FD&C Act). However, with passage of the Dietary Supplements Health and Education Act of 1994 (DSHEA), Congress amended the FD&C Act to include several provisions that apply only to dietary supplements and dietary ingredients of dietary supplements. As a result of these provisions, dietary ingredients used in dietary supplements are no longer subject to the premarket safety evaluations required of other new food ingredients or for new uses of old food ingredients. They must, however, meet the requirements of other safety provisions.

Signed by President Clinton on October 25, 1994, the DSHEA acknowledges that millions of consumers believe dietary supplements may help to augment daily diets and provide health benefits. Congress's intent in enacting the DSHEA was to meet the concerns of consumers and manufacturers to help ensure that safe and appropriately labeled products remain available to those who want to use them. In the findings associated with the DSHEA, Congress stated that there may be a positive relationship between sound dietary practice and good health, and that, although further scientific research is needed, there may be a connection between dietary supplement use, reduced health-care expenses, and disease prevention.

The provisions of DSHEA define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where supplements are sold; provide for use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant FDA the authority to establish good manufacturing practice (GMP) regulations. The law also requires formation of an executive level Commission on Dietary Supplement Labels and an Office of Dietary Supplements within the National Institutes of Health.

In such case, the packaging on the product must denote the product as a "Dietary Supplement", and the ingredient and nutritional information must be disclosed in a portion of the packaging known as a "Supplement Facts": box. In the event there are no structure/function claims, the product can then be sold as a beverage, with all appropriate information detailed on the label in a "Nutrition Facts" box. Other details, i.e. whether a product is an enhanced water is a true "water" or a "water drink" are vague, but generally modified as a "water drink" to attempt to clarify to the consumer the blurred lines of product differentiation. Enhanced waters are also subject to certain bottled water classifications, depending upon the claims and disclosures of the types of water used in the product (i.e. spring water, purified water, etc.).

Trademarks:

We have trademarks filed:

1)AvivA Springs

We have filed or are re-filing for the following trademarks:

(1) for the name HYDRO-LITE. The product is a spring water based, electrolyte enhanced, flavored sports water. The trademark has been accepted, yet protested by Hormel Foods. We are negotiating a resolution of the trademark protest.

(2) for the name ADAMS ALE which is water contained in a beer shaped bottle. This will be marketed to beverage distributors. The trademark was opposed, but an appeal will be filed on our behalf.

3) for the name MAX O2 which is oxygen enhanced water. The mark has been deemed abandoned, but an appeal will be filed on our behalf, along with a new design mark trademark.



New Product

We have produced on behalf of Bodyonics, Ltd. Pinnacle Whacked Out Water (WOW) Energie High Drink, and WOWO2 Oxygen Enhanced Water. The initial rollout was into the entire 4,000 store General Nutrition Centers Retail System, and was expected to continue into the more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. We no longer anticipate extensions to the Pinnacle WOW product line, and have ceased production of these products. The parent company of Bodyonics Pinnacle has been brought into litigation regarding the production and distribution of ephedra based products. As a result, the parent has re-focused upon other matters.

We are is currently developing products for TrimSpa. TrimSpa is the number one selling diet pill, and has experienced meteoric growth. We are TrimSpa's exclusive enhanced beverage developer, and anticipates introduction of these products sometime in 2004, although there is no guarantee that the products will be introduced at that time, or at all.

We are currently developing products for General Nutrition Centers. General Nutrition Centers are the number one nutritional retailer. We anticipate introduction of these products sometime in 2004, although there is no guarantee that the products will be introduced at that time, or at all.

We are currently developing enhanced waters for our affiliate, NuBev, Ltd. These enhanced beverages are to bear the Marvel trademark and Marvel characters and will be sold and distributed through a variety of retailers. The first of these beverages is to be The Punisher, an enhanced energy water drink.

We are currently working with several other companies in the sports nutrition industry, nutrition and diet industry, and the pharmaceutical industry to introduce value added beverages in the immediate and near future.

Plant Acquisition

We have ceased our negotiations with Aurora Beverages on the acquisition of the Canadian bottling facility

We are seeking other options in Eastern North America, including expansion of the size and capabilities of the facility we propose to build at the Lake George, New York source subject to an intended lease extension with the Village of Lake George.

An affiliate of ours is in contract to acquire a 72,000 square foot beverage bottling facility in Phoenix, Arizona, providing the company with access to the lucrative southwest and western US markets. The facility is currently furnished with one high speed water bottling line with expansion capabilities for additional filling lines to increase production capacities, capabilities, flexibilities, and sales. The company expects to package both its own products, as well as co-pack for existing and new clients and customers.

The acquiring of the aforementioned facility is subject to getting adequate financing as well as the seller performing its obligations under the contract.

We continue  to  pursue  joint   venture  and   merger/acquisitions
opportunities throughout North America and other markets worldwide. The purpose of each opportunity is to expand our production capacity, product type capability, and distribution reach.

Marketing and Distribution

Although CB&N has its own brands (AvivA Springs Natural Bottled Water, and MaxO2 Oxygenated Natural Water), it is adding other varied products that are both natural water and value added waters to its product line. These would include, but not be limited to, "Adam's Ale" TM, "Hydro-Lyte", a low or non-caloric sports rehydration/electrolyte replacement beverage, a line of value added waters similar to Glaceau's SmartWaters, an aspirin enhanced beverage geared towards cardiac patients, and certain licensing opportunities. We have utilized industry and marketing relationships to enhance the exposure of products in an inexpensive fashion by methods that include barter, product placement, and niche marketing and promotion within those industries and markets that are generally overlooked by larger beverage companies. Upon introduction of potential new products, CB&N will continue to utilize these and other creative methods, along with traditional marketing and advertising methods to create exposure for its products in various markets. Because of its distinguishing characteristics in both current and future product composition as well as approach to the marketplace, We feel that we can creatively increase exposure and sales of its current and future products.

An example of unique product appearance and placement, CB&N has developed and filed for a trademark for the trade name "Adam's Ale" TM, which will be a bottled water product in a green, plastic, beer bottle shaped package that will be marketed to retailers and those distributors that focus on the nightclub/bar/restaurant industry. The product is designed to be a novel approach to taking the social stigma out of drinking bottled water in certain social environments. It will be marketed in much the same fashion as beer, with posters and T-shirts separately promoting an "Eve" and an "Adam" and the natural essence and quality of "Adam's Ale".

We, either directly or through affiliates, either have or are currently negotiating for several licenses to produce bottled water and enhanced beverages under various established trademarks, including an established multi-media entertainment company, a significant sports nutrition company, and a candy brand. We have sought these licenses because of their strength in their respective marketing demographics.

An affiliate of the company, NuBev, Ltd., has a license agreement with Marvel Enterprises to produce bottled water and nutritionally enhanced bottled water beverages utilizing virtually the entire Marvel catalog (characters including Spider Man, The Hulk, X-Men, The Punisher, and others). The first product is a non-carbonated, highly caffeinated, energy drink called "The Punisher" that is to be introduced nationally through General Nutrition Centers and various national gym and fitness club distributors. The product, which is expected to roll out in the second quarter of 2004, will focus on the 18-24 male demographic, and will capitalize on the massive promotional effort put into the movie "The Punisher" that is to be released April 16, 2004. "The Punisher" which stars Thomas Jane as The Punisher, John Travolta, and Rebecca Romijn-Stamos is a major motion picture with an extensive marketing budget. Our affiliate has capitalized on this, and has begun a national sweepstakes promotion, paid for by the movie's production company, Lions Gate Films (AMEX:LGF), that will provide for a free trip to the movie premiere, and will be promoted through Point of
Sale placement in General Nutrition Centers, Cingular Wireless Stores, Electronics Boutique stores, and thousands of gym and health clubs. Thereafter, the product will be promoted in conjunction with the movie's soundtrack producer, WindUp Records. WindUp successfully produced the Daredevil movie soundtrack in 2003 (10,000,000 units sold), and produces such significant bands as Creed, Evanescence (2003 Grammy award winner for New Artist), and many others. The promotional efforts will center around cross promotion of our respective products (album and beverage) in GNC stores and Music World stores (i.e. Sam Goody), as well as college and concert promotional efforts. This will be followed up by cross promotion with the video game release as well as the home video release.

Most of the Marvel products, however, will capture the attention of boys in the 5-16 year old age group, and will initially be introduced in small volume bottles (8-12 ounce bottles) through specialty, grocery, and drug chains. The product will be a low calorie nutritionally enhanced beverage line that is intended to provide a nutritious beverage which is not a contributing factor to the most significant health crisis issue today: obesity, particularly children's obesity, and Type II Diabetes. This issue, which has been dominating the national news over the past year, will provide CB&N an attachment to a significant product introduction and effort that will address this issue in a positive fashion.

The first children's product of this type will capitalize on the next Marvel movie release, the blockbuster SpiderMan 2, which is scheduled for release in June 2004. In keeping with the Punisher promotional tie in concept, CB&N and its affiliate anticipate working with various other Marvel licensees to capitalize on the movie release and mutually beneficial advertising and promotional opportunities.

We feel that a beverage with these trademarks would enhance company and product exposure and distribution to newer sales and distribution sources, including toy stores, grocery, drug stores, and mass merchandisers, as well as other non-traditional locations, such as record stores.

As a result of our relationship with a major nutritional manufacturer and brander, anticipates the joint venture and/or licensing of a significant nutrition brand for use with various enhanced water products, specifically a fitness water reminiscent of Gatorade's Propel, the first $100 million enhanced water brand. The expectation of success with this product and license is based upon the value of the nutrition brand, and its established distribution in specialty, grocery, and convenience retailers, as well as Direct Store Distribution into more than 2,500 gyms/health clubs. It is anticipated that within 18 months of product launch, the fitness water can achieve a minimum of 20%, or $20 million, of the Propel market. Other fitness waters that have failed, specifically Clearly Canadians' Reebok Fitness Water, did not utilize a brand recognizable with sports nutrition. Speedo fitness water is about to be introduced with the same issue as Reebok. They are both representative of sneakers and clothing, and will not clearly relay the message of "hydration" and "nutrition" required of a product of this type.

Competition

The beverage market is highly competitive. We compete in the non-sparkling segment of the bottled water market and enhanced beverage market directly with other off-the-shelf marketers. Our beverage products compete not only with other similar beverages, but also with other types of beverages, including soft drinks, coffee, beer, wine and fruit juices. The Company competes with vended beverages and off-the-shelf marketers on the basis of (1) quality, (2) taste,
(3) the convenience of on-site delivery, and (4) the features offered by the dispenser (i.e. the ability to have heated, chilled or room temperature beverages, depending on the type of dispenser used).

Such Competition includes bottlers and distributors of beverages, several of which are more experienced and have greater financial and management resources than us and have established proprietary trademarks, distribution facilities and bottling facilities.

These segments of the beverage industry is less concentrated than other important segments of the beverage industry, but remains highly concentrated. According to the 2002 Beverage World DataBank, the bottled water segment does not have a one or two dominant market forces in the same manner as soft drinks and beer, but in 2001, the four largest companies, each of whom market several brands, accounted for 65% of the revenues of bottled water. Nearly 20% of the entire bottled water industry is private label products and regional companies.

The Alternative Beverage industry is highly competitive, demanding immediate responses to changing consumer needs. The industry is continuously changing and demands a high level of innovation in response to consumer trends. However, within the market of Alternative Beverages, functional beverages and bottled water account for only two of the eight segments within the market. Within the Alternative Beverage Market, these two segments do not have one or two primary dominating forces.

Suppliers

We anticipate purchasing all of its raw materials, including bottles, caps, and labels from a limited number of suppliers. We currently have agreements for the purchase of our supplies but have been purchasing, as needed from qualified national level vendors.

ITEM 2.  DESCRIPTION OF PROPERTY

CB&N intends to renegotiate its exclusive ground and water lease with the Incorporated Village of Lake George, which provides for exclusive rights to four water sources, as well as five acres of property to build a bottling plant. CB&N's primary water source is located 2700 feet up a mountain from the proposed bottling plant site and flows into a protected, natural mountain and spring reservoir at an approximate minimum rate of 550,000 gallons per day of natural mountain and spring water. At this rate, our primary source would be capable of producing an estimated minimum 200,000,000 gallons of natural mountain and spring water per year. Our three other sources flow at more that 50% of the primary source's flow rate, with a product of similar high quality. The three other sources are within one mile of our proposed bottling plant site. The lease term for the water source is for five (5) years and it is our intention to extend into one of the two five (5) year renewal options. If the bottling plant (see below) is constructed, the lease term extends to 2029.

Our principal executive, administrative and marketing operations are currently located within 2500 sq. ft. of leased office space in Garden City, New York. The Company has a three year lease and pays $990 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in a law suit by a former vendor who seeks damages from us for our alleged breach of contract in failing to pay invoices for goods and services allegedly due and owing in the amount of $15,000. We have answered the complaint and have asserted counter claims against the vendor seeking damages in the amount of $45,000. Our claim is based on the fact that the vendor had not properly tested the product samples before shipment and that the product was unsuitable for market. We believe we will be successful in this counter claim.

We are a defendant in a lawsuit by a former vendor who seeks damages from us for our alleged breach of contract in failing to pay invoices for materials due and owing in the amount of $26,000. We have answered the complaint and anticipate a resolution in the near future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

We submitted a resolution to change the corporate name and domicile from Adirondack Pure Springs Mt. Water Co., Inc., a New York corporation, for a change to the name Continental Beverage & Nutrition, Inc., and a domicile change to Delaware. The matter was approved by 70% of the existing shareholder base. An information statement was sent to the shareholders in January, 2004.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the Over the Counter Bulletin Board (OTCBB) on January 31, 2001 under the symbol APSW on January 5, 2004 we changed our name to Continental Beverage and Nutrition Inc. under the symbol COBN.OB. Prior to January 31, 2001 there was no market for the Company's Common Stock. The Company has not paid any dividends on its Common Stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the Common Stock, if any, will be dependant on the Company's financial results and condition, any dividends due upon any preferred stock, and such other factors as may be deemed relevant by its Board of Directors.

The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

                2004                       High                   Low

             1st Quarter                    .27                   .17

                2003

             1st Quarter                    .32                   .09
             2nd Quarter                    .33                   .08
             3rd Quarter                    .38                   .16
             4th Quarter                    .40                   .19

                2002

             2nd Quarter                    .26                   .20
             3rd Quarter                    .35                   .12
             4th Quarter                    .44                   .16


On June 10, 2004, the Closing bid for our Common Stock as report by the OTC Bulletin Board was $.08 per share. As of June 10, 2004, the total number of shareholders of our Common Stock was approximately 200, of which approximately 150 are estimated to be shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Adirondack shareholders and the balance are shareholders who keep their shares registered in their own name.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 02/28/2004 vs. Fiscal 02/28/2003

The Company had sales of $234,150 in fiscal 02/28/2004 as opposed to $180,298 in fiscal 2003, sales increased by $53,852 or 30%. The loss for fiscal 2004 was $491,485 as opposed to $350,440 for fiscal 2003, an increase in loss of $141,045 or 40% was attributable to the impairment of fixed asset in the amount of $78,415, gain on forgiveness of debt of $28,000 and a reserve for uncollectible accounts of $36,000.

Professional services increased by 134,977 176% from $76,860 in 2003 to $211,837 in 2004. The reason for the increase was four new consulting agreements for marketing and financial services where shares were issued for services.

Selling general and administrative expense decreased by 41% from $222,113 in 2003 to $130,525 in 2004, a decrease of $91,588. The main reason for the decrease was mostly travel, insurance, office and rent.

We intend to increase our market position in the health and fitness industry through both our brand placement, via sales and marketing efforts that include event marketing and product placement, as well as contract packaging with companies that are established in the health and fitness industry. We also intend to continue our short and long term strategy of increasing its ability to service both wholesale/retail and contract packaging clientele, as well as more effectively producing and selling our products, by pursuing viable joint venture or merger/acquisition candidates throughout North America that are capable of enhancing our production capabilities and that are geographically positioned to limit extensive freight costs. No assurances are given that we can accomplish these goals.

Marketing and Distribution

Our goal is to provide private labeled bottled natural and enhanced water for distribution throughout the United States. We seek to sell our still water products through five methods of distribution: off-premises retail
(supermarkets, convenience store and drug store); on-premises retail (restaurants); vending machines; institutions (hospitals, schools); and bulk sales by either direct contact, through brokers and wholesale/distributors.

Since August 1999, we have been producing water for our own proprietary brand, AVIVA SPRINGS. Continental sells AVIVA SPRINGS to wholesalers, distributors and end users in the Northeast. AVIVA SPRINGS is also sold in several health club chains in the Northeast. AVIVA SPRINGS is sold primarily in 16.9 ounce size bottles. We continue to pursue product placement and event marketing as well and other creative marketing concepts to gain exposure for AVIVA SPRINGS, such as the Hamptons Music Festival, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events.

We have focused on the development and sales of our proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AVIVA SPRINGS Springs, and has been the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AVIVA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

We produce AquaLean Diet and Fitness Water for Bodyonics Pinnacle, a leading manufacturer of sports and nutritional supplements. AquaLean Diet & Fitness Water is the first non-ephedra based thermogenic (fat-burning), energizing beverage to aid in thermogenesis as well as energizing and hydrating the body, that acts as an all natural weight loss catalyst that maintains healthy blood sugar levels in the body. It has been currently available throughout the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. We have also developed Whacked Out Water
(WOW) energie high drink with Pinnacle, a caffeinated, non-caloric, flavored water packed in 8 ounce PET bottles, which is available in General Nutrition center nationwide, and WOW2O, an oxygen enhanced bottled water packaged in the same distinctive 8 ounce bottle as WOW energy high drink.

We are currently pursuing other relationships in the sports nutrition, dietary supplement, food and beverage, and pharmaceutical industries for the development of natural and value added beverages.

Liquidity and Capital Resources

We have a negative working capital at February 28, 2004 of $1,061,162 as opposed to $805,532 for the preceding year. The decrease in working capital was in part due to accrued salary to the president and the increase in the loan-payable to affiliates. The Company had no inventory as of February 28, 2004.

The Company has no long-term liabilities and no bank borrowings as of February 28, 2004.

At February 28, 2004, our balance sheet reflects cash of $0; accounts receivable of $0 and inventory of $0 as opposed to a cash balance of $0; accounts receivable of $37,056 and $0 inventory for the prior year. A reserve for accounts receivable was taken in the amount of $36,000 which resulted in a zero balance for accounts receivable.


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

We have adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company's financial position, results of operations or cash flows.

Forward Looking Statements

When used in this Form 10KSB and in future filings by us with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


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

None.


                                    PART III


ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
SECTION 16(C2) OF THE EXCHANGE ACTS

The following table sets forth certain information with respect to the directors and executive officers of the Company as of February 28, 2004.

                                                           Other Capacities
                                                           in which
Name                Age    Period served as director       currently serving

David Sackler       37     Since 1997                     President, Chief
                                                          Executive Officer,
                                                          Chairman of the Board

Nick Namit          49     Since 1997                     Director


Directors and Officers

David Sackler, Mr. Sackler founded Adirondack in 1997. Mr. Sackler has overall responsibility for operations of the company, but will focus on marketing, sales and operations. Since 1997, he has been President, CEO and Chairman of the Board of Directors of Adirondack. From 1989 to date, Mr. Sackler has worked as an independent real estate broker and sales agent. From October 10, 1996 through May 1, 1997, he was President of Adirondack Mountain Spring Water Inc., which was created to develop spring water facilities at another location but ceased being an operating entity before the establishment of CB&N because it could not locate a commercially viable source of water. During such period, he researched market trends and water company operations. Mr. Sackler currently devotes approximately 40 hours per week to work at CB&N.

Nick Namit, Mr. Namit has been a Director of CB&N since November 1997. From 1992 to the present, he has been President of Intelligent Monitoring Technologies, which provides navigational systems for the aircraft industry. From 1993 to the present, he has been a partner in Electro Mechanical Industries, which supplies replacement parts to metropolitan transit authorities. From 1994 to present he has been Chief Executive Officer of Four Winds Tour & Travel, which provides tour packages for students. He is the holder of three patents related to beverages bottling.

No Director receives any compensation for his services as a director. There were no regular board of directors meetings or regular stockholders meetings during FY 2003-2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by CB&N during the fiscal years ended 1998 through 2003 to or on behalf of CB&N's president and the executive officers of CB&N for services rendered an all capacities to whose total aggregate salary and bonus per annum exceeds or is equal to $100,000.


SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
 Name and Principal Position       Year          Salary           Other (a)

David Sackler, President           2003         $100,000           $ 7,000
                                   2002         $100,000           $ 7,000
                                   2001         $100,000           $ 7,000

(a) Other consists of health insurance benefits. The table above reflects the verbal employment agreement with David Sackler, our President and Chief executive Officer, for one year renewable term at a salary of $100,000 per year. Mr. Sackler has been accruing salary at the rate of $100,000 per year since May 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to officers, directors and persons who are known by us to be beneficial owners of more than 5% of our common stock.

                                      Number of Shares
Shareholders                          Beneficially Owned    Percent of Class

David Sackler
President, CEO, Chairman of
Board of Directors                        9,543,474                45%

Eugene Stricker
42 Barret Road
Lawrence, NY 11559                        1,292,342                 6%

Mark Schindler(2)
330 East 75th Street #11C
New York, NY 10021                        1,127,113                 5%

Nick Namit
Director
3728 East End
Seaford, NY 11783                                 0                 0%

Directors and Officers as a Group (1)     9,543,474                45%


     (1) David Sackler, the president of CB&N, is the President and sole shareholder of CES Holding Corp. which holds 9,543,474 common shares of the Company.

     (2)  Mark   Schindler,   a  shareholder  of  CB&N,   is  a  principal
          shareholder of SBS Limited Partnership. 235,271 shares are held in the name of SBS Limited Partnership and 891,842 shares are held in the name of Mark Schindler.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 31, 1998, We entered into an agreement with CES Consulting Corp., of which Harry Sackler, father of David Sackler, president of CB&N (FKA as Adirondack), is president and sole shareholder. Pursuant to this agreement CES converted debt owed by us to CES in the amount of $200,233 into Series A preferred stock. This agreement also provides that commencing January 1, 2001, at our option, may redeem any portion of the preferred stock by paying up to 20% of our pre-tax profits of the fiscal year ended December 31, 2000 and each year thereafter until payment of an aggregate of $200,233 to the holders of the Series A Preferred, subject to approval of the Board of Directors has been made.

In February, 2001, the Company entered into an agreement with American Equity Financing, Inc. to serve as a consultant and to develop and produce our websites as well as high tech marketing and promotional material for the company. They were to receive an annual fee of $132,000 or one initial payment of 660,000 shares of free trading common stock and was responsible for all fees and costs related to its production of these materials.

During the current fiscal year we were engaged in the following consulting and other agreements:

(1) We signed a consulting agreement with Chi Ming Yu, an individual residing in New Jersey. We engaged and retained the Consultant, and the Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. We shall compensate the Consultant as follows:

     (i) The payment of an annual fee of $150,000.00 or one initial payment of 880,000 shares of free trading common stock. (ii) The Consultant shall pay all "out-of- pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from us. The Consultant received an initial payment of 590,000 shares of free trading common stock during the year. The agreement was terminated during 2003 and we are presently negotiating to have certain shares returned.

(2) The Company has signed a consulting agreement with Hiu F. Wong, an individual residing in New Jersey. The Company engaged and retained Consultant, and Consultant agreed to render services and advice to the Company for a two (2) year period commencing June 13, 2002 and ending June 12, 2004. The Company shall compensate the Consultant as follows:

     (i) The payment of an annual fee of $150,000.00 or one initial payment of 880,000 shares of free trading common stock. (ii) The Consultant shall pay all "out-of-pocket" expenses in connection with the services rendered and shall not be entitled to reimbursement from the Company. The Consultant received an initial payment of 590,000 shares of free trading common stock during the year. The agreement was terminated during 2003 and we are presently negotiating to have certain shares returned.

(3) We signed a consulting agreement with Ad-Mini-Stra Co., a New York corporation. We engaged and retained the Consultant, and the Consultant agreed to render services and advice to us for a two (2) year period commencing June 6, 2002 and ending June 5, 2005. The Company shall compensate the Consultant as follows through the payment of an annual fee of $172,000.00 or one initial payment of 1,100,000 shares of free trading common stock. The consultant is the father of our president. In addition, the consultant received 500,000 shares valued at $30,000 in FY 2003-2004.

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

(5) During 2003 the Company signed a distribution consulting agreement with John Merchant for 1,000,000 shares valued at $75,000 for two years.

(6) During FY 2003-2004 we borrowed $50,000 from John Harrington who is a consultant to the Company and a shareholder of our affiliate Nu Bev Ltd.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended February 28, 2004 and 2003 by Bloom & Co., LLP, our auditors:

                                             2004               2003
                                             ----                ----

   Audit Fees (1)                         $    9,968        $   14,828
   Non-Audit Fees:

   Audit Related Fees(2)                          --                --
   Tax Fees(3)                                    --                --
   All other Fees(4)                              --                --
                                            --------         ---------
       Total Fees paid to Auditor         $    9,968        $   14,828
                                            ========         =========

(1) Audit fees consist of fees billed for professional services rendered for the audit of Continental's annual financial statements and review of the interim financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Continental's financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above. The Audit Committee has considered the role of Bloom & Co., LLP in providing certain tax services to Continental and has concluded that such services are compatible with Bloom & Co., LLP's independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved (which was previously done by the Board of Directors). The Audit Committee will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors.

The board of directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the board of directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Board of directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedule. The following documents are filed as part of this report:

         Independent Auditor's Report.

         Financial Statements and Schedules:

         Balance Sheets at February 28, 2004

         Statements of Operations for the years ended February 28, 2004 and February 28, 2003.

         Statements of Shareholders' Equity for the years ended February 28, 2004 and February 28, 2003.

         Statements of Cash Flows for the years ended February 28, 2004 and February 28, 2003.

         Notes to Financial Statements.

All schedules omitted are not applicable, not required or the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

No form 8K's were filed for the Quarter Ending February 28, 2004.

(c) Exhibits.


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)


Date: June 15, 2004

David Sackler               By: /s/ DAVID SACKLER
                            PRESIDENT AND CHIEF EXECUTIVE OFFICER


David Sackler               By: /s/ DAVID SACKLER
                            CHIEF FINANCIAL OFFICER

Nick Namit                  By: /s/ NICK NAMIT
                            DIRECTOR




                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)



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

Statement of Operations and Retained Earnings (Deficit)              F-5

Statements of Changes in Stockholders' Equity                        F-

Statements of Cash Flows                                             F-7

Notes to Financial Statements                                        F-8 - F-13







                          Independent Auditors' Report


To the Board of Directors of
Continental Beverage and Nutrition, Inc. F/K/A
Adirondack Pure Springs Mt. Water Co., Inc.
Garden City, New York


We have audited the accompanying balance sheets of Continental Beverage and Nutrition, Inc. F/K/A Adirondack Pure Springs Mt. Water Co., Inc. (the Company) as of February 28, 2004 and 2003 and the related statements of operations and retained earnings, changes in stockholders' equity and cash flows for the fiscal year ended February 28, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Beverage and Nutrition, Inc. F/K/A Adirondack Pure Springs Mt. Water Co., Inc. as of February 28, 2004 and 2003 and the results of its operations, changes in stockholders' equity and its cash flows for the period indicated above in conformity with accounting principles generally accepted in the United States of America.

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


June 15, 2004
Bloom & Co., LLP
Hempstead, NY





                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                                  BALANCE SHEET
                        AS OF FEBRUARY 28, 2004 and 2003

                                                  02/28/04       02/28/03
                                                  --------       --------
ASSETS

Current Assets
 Accounts Receivable, net                         $      --     $  37,056
 Prepaid Expense                                     67,100        91,040
 Due from related party                               6,367            --
                                                    -------      --------
Total Current Assets                                 73,467       128,096

Property and Equipment (Net)                             --        71,685

Other Assets

 Organization Costs                                   2,450         2,450
 Intangible, net                                         --        15,168
 Loan Receivable                                     10,000            --
 Security Deposits                                      603         5,203
                                                   --------      --------
TOTAL ASSETS                                     $   86,520     $ 222,602
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                               $  190,634     $ 136,624
  Accrued Salary-Officer, Stockholder               603,770       503,770
  Debentures Payable                                 46,350        46,350
  Loan Payable-Affiliate                            293,875       246,884
                                                  ---------      --------
Total Current Liabilities                         1,134,629       933,628
                                                  ---------      --------

Stockholders' Equity
  Preferred Stock - Series A, 1,000,000
   shares authorized at $.0001 Par
   Value; 20,000 shares issued
   and outstanding at February 28, 2004 and 2003          2           200
  Common Stock - 100,000,000 shares
   authorized $.0001 Par Value; 21,085,193 and
   18,771,000 issued and outstanding at
  February 28, 2004                                    2,098       187,710
  Paid-in Capital                                  1,120,935       780,723
  Deficit                                         (2,047,554)   (1,556,069)
  Subscription Receivable                         (  123,590)   (  123,590)
                                                   ---------     ---------
Total Stockholders' Equity (Deficit)              (1,048,109)   (  711,026)
                                                    ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     86,520    $  222,602
                                                   =========     =========

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                            STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED FEBRUARY 28,


                                                     2004             2003
                                                     ----             ----

Sales                                            $ 234,150        $ 180,298
Cost of Sales                                      163,111          124,813
                                                  --------         --------

Gross Profit                                        71,039           55,485
                                                  --------         --------

Other Costs:

Professional Services                              211,837           76,860
Salaries                                           100,000          100,000
Selling, General and Administration                130,525          222,113
Uncollectible expense                               51,786               --
Write down of Fixed assets-Impairment Loss          78,415               --
                                                  --------          -------
Total Other Costs                                  572,563          398,973
                                                  --------          -------

Loss before extraordinary item                    (501,524)        (343,488)

Extraordinary item:
 Gain on forgiveness of debt                        28,000               --
                                                  --------          --------
Operating loss after extraordinary item           (473,524)        (343,488)

Other Expense:
Interest                                            17,961         (  6,952)
                                                  --------         --------

Net Loss                                        $ (491,485)      $ (350,440)
                                                  ========          =======

Net(Loss)Per Share                                   (.03)           ( .02)
                                                      ====            ====

Weighted Average Number of Common
  Shares outstanding                             19,654,102        16,844,000
                                                 ==========        ==========


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period March 1, 2001 to February 28, 2003


                                                                      Preferred
                              Stock      Preferred      Common          Stock
                             Options      Shares       Shares          Amount


Balance - March 01, 2002       100,000      20,000      16,591,000        $ 200

Shares Issued for Services          --          --       2,280,000           --

Options expired               (100,000)         --              --           --

Loss For Year Ended
   February 28, 2003                --          --              --           --
                              --------    --------     -----------        -----
Balance - February 28, 2003         --      20,000      18,871,000        $ 200

Shares Issued for Services          --          --       2,214,193           --

Conversion to Continental           --          --              --        ( 198)

Loss For Year Ended
   February 28, 2004                --          --              --           --
                              --------    --------     -----------        -----
Balance - February 28, 2004         --      20,000      21,085,193        $   2
                              ========    ========      ==========        =====


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Period March 1, 2002 to February 28, 2004
                                   (Continued)


                    Common
                    Stock     Paid-in     Accumulated     Subscription
                    Amount    Capital       Deficit        Receivable    Total
Balance -
March 1, 2002       165,910     650,123     (1,205,629)    (123,590)   (512,986)

Shares Issued
for Services         21,800     130,600             --           --     152,400

Options expired          --          --             --           --          --

Loss For Year
Ended February
28, 2003                 --          --     (  350,440)          --   ( 350,440)
                   --------   ---------    ------------  ----------   ----------
Balance -
February 28,
2003              $ 187,710   $ 780,723   $ (1,556,069)  $ (123,590) $( 711,026)

Shares Issued
 for Services          221      186,031             --           --     186,252

Conversion to
 Continental      (185,833)     154,181             --           --    ( 31,850)

Loss For Year
Ended February
28, 2004                 --          --     (  491,485)          --    (491,485)
                   --------   ---------     -----------   ----------  ----------
Balance -
February 28,
2004             $   2,098   $1,120,935   $ (2,047,554)  $ (123,590)$(1,048,109)
                   ========   =========     ===========   ========== ==========


                     CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIODS MARCH 1, 2002 TO FEBRUARY 28, 2004

                                                   March 1, 2003  March 1, 2002
                                                    to February    to February
                                                     28, 2004        28, 2003
                                                   -----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                            $  (491,485)   $ ( 350,440)
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                             --          9,523
   Decrease in Accounts Receivable                       37,058         25,688
   Decrease in Inventory                                     --         43,860
   Increase in Accounts Payable
       and accrued expenses                             154,008        131,184
   Prepaid Expense                                       23,940             --
   Write down of fixed assets                            86,853             --
   Professional Fees Paid for with Shares               154,402         61,360
                                                       --------      ---------
NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                                   (35,224)     (  78,825)
                                                       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Security Deposits                                      4,600         34,509
                                                       --------      ---------
NET CASH (USED) BY INVESTING ACTIVITIES                   4,600         34,509
                                                       --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan Payable-Affiliate                             (   3,009)        26,497
   Loan Payable-Other                                    50,000             --
   Due from related party                             (   6,367)            --
   Loan Receivable                                    (  10,000)            --
                                                       --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                30,624         26,497
                                                       --------       --------

NET INCREASE (DECREASE) IN CASH                              --      (  17,819)

CASH - Beginning of Period                                   --         17,819
                                                       --------     ----------
CASH - Ending of Period                               $      --   $         --
                                                       ========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

2003

During the year ended February 28, 2003 the company issued 2,180,000 shares valued at between $.15 and $.09 per share with a total value of $152,400 to four consultants for their services. The services provided were marketing, management and financial. These shares were valued at the market less a discount.

2004

During the year ended February 28, 2004 the company issued 2,214,193 shares valued at between $.15 and $.09 per share with a total value of $154,402 to five consultants for their services. The services provided were marketing, production, management and financial. These shares were valued at the market less a discount.



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("Adirondack" "we" or "us") was organized on March 6, 1997. Adirondack was founded to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. On January 5, 2004 Continental Beverage and Nutrition, (CB&N) Inc. was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value .0001. On the same day a plan of merger was agreed to between Adirondack Pure Springs Mt. Water Co. (APSW) majority shareholders and CB&N to exchange one share of APSW common and preferred for one share of CB&N which effectively made CB&N the surviving Company.

Our business to date has focused on the still water, and value added water beverage segments of the bottled water market because of its quality natural mountain and spring water, the quantity of its available water, its relationships in the nutritional supplement industry, and contributing market factors, including its central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment are recorded at cost when acquired. Improvements that significantly add to the productive capacity or extend the useful life of the related asset are capitalized. Site development costs are amortized over the lesser of the life of the lease or asset. Office equipment is be depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in income. As of February 28, 2004 a future cash flow assessment was made, which showed the future value of the fixed assets was questionable and therefore all of the property and equipment were removed from the books which resulted in a write off of fixed assets in the amount of $78,415.



                   CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

We account for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws that are in effect.

Method of Accounting

We prepares our financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred. Income is considered earned when products are shipped, at which time customers are billed and revenue is recognized.

Accounts Receivable

Management considers all accounts receivable to be collectible. However, our only customer during FY 2003-2004 has disputed its debt to us and therefore we have reserved 100% of the debt.

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


                     CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Earnings per Share

Effective for the year ended February 28, 1998, We adopted Statement of Financial Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaces prior earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Inventory

We report inventory at the lower of cost or market value using the first-in, first-out method. Inventory consists of bottles and packaging materials. Inventory is decreased based on the number of units bottled per customer orders. We had no inventory as of the end of the last two fiscal years.

Incentive Stock Options

We adopted a stock incentive plan on July 1, 1998. The Plan enables us to grant incentive stock options, nonqualified options and stock appreciation rights for up to 1.5 million shares of our common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.



                   CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

As of February 28, 2004 the trade accounts receivable was $36,000. A reserve for uncollectible accounts has been established in the amount of $36,000, therefore making trade accounts receivable $-0-.

                                                 2004            2003
    Trade Accounts Receivable                 $ 36,000        $ 37,056
    Less: Reserve for bad debts                (36,000)             --
                                                ------          ------
                                              $     --        $ 37,056
                                                ======          ======


NOTE 4 - PREPAID EXPENSE

As of February 28, 2004 and 2003, prepaid expense was $67,100 and $91,040, which consisted of multiple year consulting agreements.

NOTE 5 - PROPERTY AND EQUIPMENT

As of February 28, 2004 and 2003 and property and equipment consisted of the following:

                                                     2004              2003

      Office Equipment                           $  16,924          $ 16,924
      Site Development                              87,337            85,027
                                                   -------           -------
                                                   104,261           101,951
      Less:  Accumulated Depreciation             (104,261)         ( 30,266)
                                                   -------           -------
      Property and equipment, net                $      --          $ 71,685
                                                   =======           =======

As of February 28, 2004 all of the property and equipment were removed from the books which resulted in write off of fixed assets in the amount of $78,415.

NOTE 6 - INTANGIBLES

As of February 28, 2004 and 2003, intangible assets consisted of the following:

                                                      2004             2003

Trademarks                                         $ 21,165         $ 21,165
Less: Accumulated Amortization                      (21,165)        (  5,997)
                                                    -------          -------
         Total                                     $     --         $ 15,168
                                                    =======          =======

There were no amortization expense for the year ended February 28, 2004 due to the write down of fixed assets and amortization expense was $2,687 for the years ended February 28, 2003.


                   CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LOAN PAYABLE

Default on Debentures

The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to date including 5% additional default interest was $44,766.

NOTE 8 - TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of February 28, 2004, the deferred tax asset is as follows:

                                              2004          2003

Net operating loss carryforwards           $ 726,000     $ 554,000
Less: Valuation Allowance                   (726,000)     (554,000)
                                             -------       -------
Net deferred tax asset - current           $      --        $   --
                                             =======       =======

The Company had net operating losses (NOLs) of approximately $2,072,000 as of February 28, 2003. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

 Year loss     Expiration               Loss                Estimated
 Incurred         Date                 Amount               Tax Asset

 02/28/98         2018            $    224,000              $   78,000
 02/28/99         2019                 191,000                  67,000
 02/28/00         2020                 416,000                 146,000
 02/28/01         2021                 278,000                  97,000
 02/28/02         2022                 122,000                  43,000
 02/28/03         2023                 350,000                 123,000
 02/28/04         2024                 491,000                 172,000
                                    ----------               ---------
                                   $ 2,072,000              $  726,000
                                    ==========               =========

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 - COMMITMENTS, CONTINGENCIES

Properties - The Company has a pending exclusive ground and water lease with the Incorporated Village of Lake George, which provides rights to four (4) pure water sources, as well as five (5) acres of property for construction of an up to a 50,000 square foot bottling plant. The initial lease term for the water source was for five (5) years expiring May 2002 with two five (5) year renewal options. If the plant is constructed, the lease term extends to 2029. At the termination of the lease, all improvements become the property of the Village. Initial base rent for water drawn is $.001 per gallon with a minimum $30,000 commencing in the second year of the lease. The new lease is not signed and

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 404, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a two year lease with the building owner.



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS, CONTINGENCIES

Verbal Employment Contract

The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable thereafter, at a salary of $100,000 per year. At February 28, 2004 the Company owed Mr. Sackler $603,770. The Company has not accrued interest on the amount due Mr. Sackler.

Consulting Agreements

During the fiscal year ending February 28, 2003, the Company had consulting agreements in which the detail are as follows.

                                                            Amount paid
                                                           To February 28,
   Service             Term                Cost                 2003
   -------             ----                ----                 ----

Marketing           7/22/02-7/21/04   880,000 shares or     590,000 shares
                                                            $150,000 per annum

Marketing           7/22/02-7/21/04   880,000 shares or     590,000 shares
                                                            $150,000 per annum

Financial and
 Administration (A) 7/22/02-7/21/04   1,300,000 share       500,000 shares
                                                            $172,000 per annum

Financial Advise    1/7/03-1/7/05     1,000,000 shares      500,000 shares
                    over 2 years

Distribution Advise 06/3/03-06/2/05   1,000,000 shares      37,500 per annum


On December 16, 2003 an affiliate signed a license agreement with Marvel Enterprises for the use of certain comic characters to be used with bottled water and nutritionally enhanced water for distribution in the United States, territories, possessions and Mexico. The license is for a period of two years commencing on January 1, 2004 and expiring on December 31, 2005. Royalties are up to 18% of net sales with a minimum royalty payments of $320,000 payable $87,500 on signing and payments of $77,500 on July 01, 2004, March 1, 2005 and June 1, 2005. The Agreement also calls for an advertisings and promotion fee of 35,000 due December 31, 2004, a common marketing fee of 26,000 due 6,500 upon signing and 6,500 payments on July 1, 2004, March 1, 2005 and June 1, 2005. We have an agreement with the affiliate to produce and distribute.

(A) The agreement is with a company 100% owned by David Sackler CEO's father, who will perform the services.

NOTE 10 - LOAN FROM AFFILIATE

During the year ended February 28, 2003, to help fund the Company, an affiliate loaned an additional $10,000 to the Company. This affiliate is a consultant to the company, the father of its CEO and Chairman and the sole preferred stockholder. The advances he has made to the Company bear interest at 5%. At February 28, 2004 and 2003 the company owed the affiliate $243,875 and $246,884, respectively.

During the year a consultant loaned us $50,000. The consultant is also a partner in the Company that holds the Marvel License. We have an agreement with that Company to produce and distribute bottled water and nutritionally enhance water products.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS

Stock options issued by the Company as described in Note 2 were issued on November 15, 1997 and expire on November 15, 2002. For the years ended February 28, 2004 and February 28, 2003, the status of these options was as follows:

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

NOTE 12 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $1,061,162. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSCRIPTION RECEIVABLE

In 1998 the Company split its $.01 par value shares 13,358,900 for 10,000 shares outstanding at the time. The shareholders had paid only $10,000 for their shares, which meant the 13,358,900 shares then issued and outstanding were under subscribed by $123,590.

NOTE 14- RELATED PARTY TRANSACTIONS

The Company had dispute with a former landlord that liened the company's bank account. While the dispute is being settled, the company's transactions have passed through an affiliated corporation 100% owned by the CEO and chairman of the board. Also see Note 9 and 10 for related party transactions.