Form 10QSB
period 2004-05-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2004-07-20
CIK 1074075

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  AND EXCHANGE
            ACT OF 1934 For the quarterly period ended May 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from______________ to _____________

                         Commission file number 0-30276

                   Continental Beverage and Nutrition, Inc.,
                              (Formerly Known as)
                   Adirondack Pure Springs Mt. Water Co., Inc.
                 (Name of small business issuer in its charter)

       Delaware                                                 90-0143954
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
incorporated or organization)                                Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,085,193

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                      Page No.
                                                                      --------

Part I - Financial Information

    Item 1- Financial Statements

      Balance Sheets - May 31, 2004 and February 28, 2004..........

      Statements of Operations - Three Months ended  May 31, 2004 and 2003...................................................

      Statements of Cash Flows - Three months ended May 31, 2004 and 2003...................................................

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

    Item 4 - Submission of Matters to a Vote of Security Holders...

    Item 5 - Other Information.....................................

    Item 6 - Exhibits and Reports on Form 8-K......................

    Signatures.....................................................




                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                                BALANCE SHEETS


                                     ASSETS

                                              May 31, 2004     February 28, 2004
                                              (Unaudited)          (Audited)

Current Assets:
   Accounts Receivable - Trade                 $  47,628            $      --
   Prepaid expense                                50,112               67,100
   Inventory                                      20,000                   --
   Due from related party                         12,347                6,367
                                               ---------             --------
Total Current Assets                             130,087               73,467

Property and Equipment, net                           --                   --

Other:
   Deferred Offering Costs                         2,450                2,450
   Loan Receivable                                10,000               10,000
   Security Deposits                                 603                  603
                                               ---------             --------
TOTAL ASSETS                                  $  143,140            $  86,520
                                               =========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses     $   185,409           $  190,634
   Accrued Salary                                628,770              603,770
   Debentures Payable                             46,350               46,350
   Loan payable - other                          135,000               50,000
   Loan Payable-Affiliate                        238,694              243,875
                                               ---------            ---------
Total Current Liabilities                      1,234,223            1,134,629
                                               ---------            ---------

Stockholders' Equity:
   Preferred Stock - Series A, Authorized
    1,000,000, $.0001 Par Value, 20,000
    Shares issued and outstanding at
    May 31, 2004  and February 28, 2004                2                    2
   Common Stock - Authorized 100,000,000
    Shares $.0001 Par Value; 21,085,193
    issued and outstanding at May 31, 2004
    and February 28, 2004                          2,098                2,098
   Paid-in Capital                             1,120,935            1,120,935
   Accumulated Deficit                        (2,090,528)          (2,047,554)
   Subscription Receivable                    (  123,590)          (  123,590)
                                              ----------           ----------
Total Stockholders' Equity                    (1,091,083)          (1,048,109)
                                              ----------           ----------
Total liabilities and
 Stockholders Equity                         $   143,140         $     86,520
                                              ==========           ==========



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                            STATEMENTS OF OPERATIONS
                              FOR THE QUARTER ENDING
                                   (Unaudited)

                                          March 1, 2004         March 1, 2003
                                         to May 31, 2004       to May 31, 2003


Revenues:
   Sales                                   $   47,627             $  175,522
   Cost of Sales                               29,908                125,067
                                             --------                -------
Gross Profit                                   17,719                 50,455

Expenses:
   Officer's Salary                            25,000                 25,000
   Professional Fees                           11,599                 21,672
   Selling General and Administrative          19,545                 59,408
                                             --------                -------
Total Expenses                                 56,144                106,080
                                             --------                -------
Operating Loss                                (38,425)              ( 55,625)

Other Income (Expenses):
   Interest Expense                           ( 4,549)              (  1,738)
                                              -------                -------
Total Other Income (Expenses):                ( 4,549)              (  1,738)
                                              -------                -------
Net Loss                                   $  (42,974)             $( 57,363)
                                              =======                =======

(Loss) Per Share                               (.002)                (0.003)
                                               ======                 =====

Average shares outstanding for period        21,085,193            18,771,000
                                             ==========            ==========



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIODS MARCH 1, 2004 TO MAY 31, 2004
                                       AND
                         MARCH 1, 2003 TO MARCH 31, 2003


                                           March 1, 2004         March 1, 2003
                                         to May 31, 2004        to May 31, 2003



 Cash Flows From Operating Activities:


  Net Loss                                  $  (42,974)           $  (  57,363)
 Adjustments to Reconcile
 Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                    --                   2,687
   Changes in operating current assets and
    liabilities:
   Accounts Receivable                         (47,628)              (  19,890)
   Inventory                                   (20,000)              (  15,500)
   Accounts Payable and Accrued Expense        ( 5,225)                112,959
   Accrued Salaries Payable                     25,000                  25,000
   Deferred Offering Costs                          --                   4,600
   Prepaid Expense                              16,988                  17,800
                                               -------                --------
Net Cash (Used) Provided
   By Operating Activities                    ( 73,839)                 70,293
                                               -------                --------
Cash Flows (used) Provided by
   Financing Activities:
      Loan Payable-Affiliate                   (11,161)              (  70,293)
      Loan Payable - Other                      85,000                      --
                                               -------                --------
                                                73,839               (  70,293)

Net Increase (Decrease) In Cash                     --                      --
Cash -Beginning                                     --                      --
                                              --------               ---------
Cash - Ending                               $       --             $        --
                                              ========               =========



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

Our business to date has focused on the still water, and value added water beverage segments of the bottled water market because of its quality natural mountain and spring water, the quantity of available water, relationships in the nutritional supplement industry, and contributing market factors, including the central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment are recorded at cost when acquired. Improvements that significantly add to the productive capacity or extend the useful life of the related asset are capitalized. Site development costs are amortized over the lesser of the life of the lease or asset. Office equipment is depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in income. As of February 28, 2004 a future cash flow assessment was made, which showed the future value of the fixed assets was questionable and therefore all of the property and equipment were removed from the books which resulted in a write off of fixed assets in the amount of $78,415.

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

Method of Accounting

We prepare our financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred. Income is considered earned when products are shipped, at which time customers are billed and revenue is recognized.

Accounts Receivable

Management considers all accounts receivable to be collectible. However, our only customer during FY 2003-2004 has disputed its debt to us and therefore we have reserved 100% of the debt. As of May 31, 2004, accounts receivable were $47,628 which was all attributable to sales for the first quarter of fiscal year 2004-2005.

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

Inventory

We report inventory at the lower of cost or market value using the first-in, first-out method. Inventory consists of bottles and packaging materials. Inventory is decreased based on the number of units bottled per customer orders. Inventory as of May 31, 2004 was $20,000 and $0 as of February 28, 2004.

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

NOTE 3 - LOAN PAYABLE

Default on Debentures

The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to date including 5% additional default interest was $46,504.

Loan Payable - Affiliate

This affiliate is a consultant to the company, the father of its CEO and Chairman and the sole preferred stockholder. The advances he has made to the Company bear interest at 5%. As of May 31, 2004 and February 28, 2004 the company owed the affiliate $238,694 and $243,875, respectively.

During the first quarter of fiscal year 2004-2005 a consultant loaned us $85,000. The consultant is also a partner in the Company that holds the Marvel License. We have an agreement with that Company to produce and distribute bottled water and nutritionally enhance water products. As of May 31, 2004, $135,000 is owed to this consultant.


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $1,104,136. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

NOTE 5 - PREPAID EXPENSE

As of May 31, 2004 and February 28, 2004, prepaid expense was $50,112 and $67,100, which consisted of multiple year consulting agreements.

NOTE 6 - PROPERTY AND EQUIPMENT

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

Verbal Employment Contract

The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable thereafter, at a salary of $100,000 per year. At May 31, 2004 the Company owed Mr. Sackler $628,770. The Company has not accrued interest on the amount due Mr. Sackler.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein. And with the audited financial statements and accompanying notes included in the Form 10KSB for the fiscal year ending February 28, 2004.

The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2004 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of May 31, 2004, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

RESULTS OF OPERATIONS

Sales

The Company had sales of $47,627 in the quarter ended May 31, 2004 as opposed to $175,522 in the quarter ended May 31, 2003, sales decreased by $127,895 or 73%. The loss for quarter ending May 31, 2004 was $42,975 as opposed to $57,363 for the same quarter in 2003.

Costs and Expenses

Cost of goods sold were $29,908 in the quarter ended May 31, 2004 as compared to $ 125,067 in the quarter ended May 31, 2003. The reason for the percentage decrease in cost was due to reduced sales.

Professional services decreased by $10,073 46% from $21,672 in the first quarter of 2003 to $11,599 in the first quarter of 2004.

Selling general and administrative expense decreased by 67% from $59,408 in the first quarter of 2003 to $19,545 in 2004, a decrease of $39,863. The main reason for the decrease was mostly travel, insurance, office and rent.

Officers' Salaries

Officers' Salaries remained the same for the comparative quarters at $25,000. The Salaries were not paid but were accrued.

Interest Expense

Interest expense remained constant on the outstanding notes of $1,738 for the comparative quarter ending May 31, 2004 and May 31, 2003. Additional interest expense of $2,811 was accrued on loan payable - affiliate at a rate of 5%.



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

Liquidity and Capital Resources

We have a negative working capital as of May 31, 2004 of $1,104,136. The decrease in working capital was in part due to accrued salary to the president and the increase in the loan-payable to affiliates. The Company had $20,000 in inventory as of May 31, 2004.

The Company has no long-term liabilities and no bank borrowings as of May 31, 2004.

At May 31, 2004, our balance sheet reflects cash of $0; accounts receivable of $47,628 and inventory of $20,000 as opposed to a cash balance of $0; accounts receivable of $0 and $0 inventory for the fiscal year ending February 28, 2004. A reserve for accounts receivable was taken in the amount of $36,000 which resulted in a zero balance for accounts receivable as of February 28, 2004.

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

Part II - Other Information

Item 1 - Legal Proceedings

         The Company is not currently involved in any material legal proceedings to the best of management's knowledge. (See 10KSB for the Period Ending May 31, 2004.)

Item 2 - Changes in Securities and Use of Proceeds

         There are none.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5 - Other Information.

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits - Exhibit 31 & 32.1, 32.2 (a) - Certification of Chief Executive Officer and Chief Financial Officer
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter