Form 10QSB
period 2004-08-31
ADIRONDACK PURE SPRINGS MT WATER CO INC
filed 2004-10-21
CIK 1074075

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  AND EXCHANGE
            ACT OF 1934 For the quarterly period ended August 31, 2004

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

                                                                      Page No.
                                                                      --------

Part I - Financial Information

    Item 1- Financial Statements

      Balance Sheets - August 31, 2004 and February 28, 2004.......

      Statements of Operations - Six Months ended  August 31, 2004 and 2003...................................................

      Statements of Operations - Three Months ended  August 31, 2004 and 2003...................................................

      Statements of Cash Flows - Six months ended August 31, 2004 and 2003...................................................

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

    Item 5 - Other Information.....................................

    Item 6 - Exhibits and Reports on Form 8-K......................

    Signatures.....................................................




                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                                BALANCE SHEETS


                                     ASSETS

                                           August 31, 2004     February 28, 2004
                                              (Unaudited)          (Audited)

Current Assets:
   Accounts Receivable - Trade               $    49,848            $      --
   Prepaid expense                                35,277               67,100
   Inventory                                      20,000                   --
   Due from related party                         10,544                6,367
                                               ---------             --------
Total Current Assets                             115,669               73,467

Property and Equipment, net                           --                   --

Other:
   Deferred Offering Costs                         2,450                2,450
   Loan Receivable                                10,000               10,000
   Security Deposits                                 603                  603
                                               ---------             --------
TOTAL ASSETS                                  $  128,722            $  86,520
                                               =========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses     $   194,108           $  190,634
   Accrued Salary                                653,770              603,770
   Debentures Payable                             46,350               46,350
   Loan payable - other                          135,000               50,000
   Loan Payable-Affiliate                        248,280              243,875
                                               ---------            ---------
Total Current Liabilities                      1,277,508            1,134,629
                                               ---------            ---------

Stockholders' Equity:
   Preferred Stock - Series A, Authorized
    1,000,000, $.0001 Par Value, 20,000
    Shares issued and outstanding at
    August 31, 2004  and February 28, 2004             2                    2
   Common Stock - Authorized 100,000,000
    Shares $.0001 Par Value; 21,085,193
    and 18,771,000 issued and outstanding
    at August 31, 2004 and
    February 28, 2004                              2,098                2,098
   Paid-in Capital                             1,120,935            1,120,935
   Accumulated Deficit                        (2,148,231)          (2,047,554)
   Subscription Receivable                    (  123,590)          (  123,590)
                                              ----------           ----------
Total Stockholders' Equity                    (1,148,786)          (1,048,109)
                                              ----------           ----------
Total liabilities and
 Stockholders Equity                         $   128,722         $     86,520
                                              ==========           ==========



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDING
                                   (Unaudited)

                                          March 1, 2004         March 1, 2003
                                       to August 31, 2004    to August 31, 2003


Revenues:
   Sales                                   $   64,327             $  245,020
   Cost of Sales                               32,918                140,067
                                             --------                -------
Gross Profit                                   31,409                104,953

Expenses:
   Officer's Salary                            50,000                 50,000
   Professional Fees                           34,240                  8,549
   Selling General and Administrative          38,751                 81,292
                                             --------                -------
Total Expenses                                122,991                139,841
                                             --------                -------
Operating Loss                               ( 91,582)              ( 34,888)

Other Income (Expenses):
   Interest Expense                          (  9,095)              (  1,738)
                                              -------                -------
Total Other Income (Expenses):               (  9,095)              (  1,738)
                                              -------                -------
Net Loss                                   $ (100,677)             $( 36,626)
                                              =======                =======

(Loss) Per Share                               (.004)                (0.001)
                                               ======                 =====

Average shares outstanding for period        21,085,193            18,771,000
                                             ==========            ==========



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                            STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDING
                                   (Unaudited)

                                          June 1, 2004         June 1, 2003
                                       to August 31, 2004    to August 31, 2003


Revenues:
   Sales                                   $   16,700             $   69,498
   Cost of Sales                                3,010                 15,000
                                             --------                -------
Gross Profit                                   13,690                 54,498

Expenses:
   Officer's Salary                            25,000                 25,000
   Professional Fees                           22,641                (13,123)
   Selling General and Administrative          19,206                 21,884
                                             --------                -------
Total Expenses                                 66,847                 33,761
                                             --------                -------
Operating Income(Loss)                       ( 53,157)                20,737

Other Income (Expenses):
   Interest Expense                          (  4,546)              (     --)
                                              -------                -------
Total Other Income (Expenses):               (  4,546)              (     --)
                                              -------                -------
Net Income (Loss)                          $ ( 57,703)             $  20,737
                                              =======                =======



                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD MARCH 1, 2004 TO AUGUST 31, 2004 AND 2003


                                           March 1, 2004         March 1, 2003
                                        to August 31, 2004    to August 31, 2003



 Cash Flows From Operating Activities:


  Net Loss                                  $ (100,677)           $  (  36,626)
 Adjustments to Reconcile
 Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation and Amortization                    --                   5,374
   Changes in operating current assets and
    liabilities:
   Accounts Receivable                         (49,848)              (  77,437)
   Inventory                                   (20,000)              (  15,500)
   Accounts Payable and Accrued Expense          3,474                 165,776
   Accrued Salaries Payable                     50,000                  13,923
   Deferred Offering Costs                          --                   4,600
   Prepaid Expense                              31,823                      --
                                               -------                --------
Net Cash (Used) Provided
   By Operating Activities                    ( 85,228)                 60,110
                                               -------                --------
Cash Flows (used) Provided by
   Financing Activities:
      Loan Payable-Affiliate                       228               (  60,110)
      Loan Payable - Other                      85,000                      --
                                               -------                --------
                                                85,228               (  60,110)

Net Increase (Decrease) In Cash                     --                      --
Cash -Beginning                                     --                      --
                                              --------               ---------
Cash - Ending                               $       --             $        --
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

Our business to date has focused on the still water, and value added water beverage segments of the bottled water market. The factors that has caused us to focus on the bottled water market are as follows: the quality of its natural mountain and spring water, the quantity of available water, relationships in the nutritional supplement industry, and contributing market factors, including the central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.


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

Accounts Receivable

Management considers all accounts receivable to be collectible. However, our only customer during FY 2003-2004 has disputed its debt to us and therefore we have reserved 100% of the debt. As of August 31, 2004, accounts receivable were $49,848 which was all attributable to sales for the first six months of fiscal year 2004-2005.

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

Inventory

We report inventory at the lower of cost or market value using the first-in, first-out method. Inventory consists of bottles and packaging materials. Inventory is decreased based on the number of units bottled per customer orders. Inventory as of August 31, 2004 was $20,000 and $0 as of February 28, 2004.

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

NOTE 3 - LOAN PAYABLE

Default on Debentures

The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started any action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to date including 5% additional default interest was $48,242.

Loan Payable - Affiliate

This affiliate is a consultant to the company, the father of its CEO and Chairman and the sole preferred stockholder. The advances he has made to the Company bear interest at 5%. As of August 31, 2004 and February 28, 2004 the company owed the affiliate $248,280 and $243,875, respectively.

During the first quarter of fiscal year 2004-2005 a consultant loaned us $85,000. The consultant is also a partner in the Company that holds the Marvel License. We have an agreement with that Company to produce and distribute bottled water and nutritionally enhance water products. As of August 31, 2004, $135,000 is owed to this consultant.


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $1,161,839. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies in the industry.

NOTE 5 - PREPAID EXPENSE

As of August 31, 2004 and February 28, 2004, prepaid expense was $35,277 and $67,100, which consisted of multiple year consulting agreements.

NOTE 6 - PROPERTY AND EQUIPMENT

As of February 28, 2004 all of the property and equipment were removed from the books which resulted in write off of fixed assets in the amount of $78,415.

NOTE 9 - COMMITMENTS, CONTINGENCIES

Properties - The Company has a pending exclusive ground and water lease with the Incorporated Village of Lake George, which provides rights to four (4) pure water sources, as well as five (5) acres of property for construction of an up to a 50,000 square foot bottling plant. The initial lease term for the water source was for five (5) years expiring May 2002 with two five (5) year renewal options. If the plant is constructed, the lease term extends to 2029. At the termination of the lease, all improvements become the property of the Village. Initial base rent for water drawn is $.001 per gallon with a minimum $30,000 commencing in the second year of the lease. The new lease is not signed.

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 404, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a two year lease with the building owner.

Verbal Employment Contract

The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years and one year renewable thereafter, at a salary of $100,000 per year. At August 31, 2004 the Company owed Mr. Sackler $653,770. The Company has not accrued interest on the amount due Mr. Sackler.

Consulting Agreements

During the fiscal year ending February 28, 2004, the Company had consulting agreements in which the detail are as follows.

                                                            Amount paid
                                                           To February 28,
   Service             Term                Cost                 2004
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

Marketing           7/22/02-7/21/04   880,000 shares or     590,000 shares
                                                            $150,000 per annum

Financial and
 Administration (A) 7/22/02-7/21/04   1,300,000 share       500,000 shares
                                                            $172,000 per annum

Financial Advise    1/7/03-1/7/05     1,000,000 shares      500,000 shares
                    over 2 years

Distribution Advise 06/3/03-06/2/05   1,000,000 shares      37,500 per annum


On December 16, 2003 an affiliate of the Company signed a license agreement with Marvel Enterprises for the use of certain comic characters to be used with bottled water and nutritionally enhanced water for distribution in the United States, territories, possessions and Mexico. The license is for a period of two years commencing on January 1, 2004 and expiring on December 31, 2005. Royalties are up to 18% of net sales with a minimum royalty payments of $320,000 payable $87,500 on signing and payments of $77,500 on July 01, 2004, March 1, 2005 and June 1, 2005. The Agreement also calls for advertising's and a promotion fee of $35,000 due December 31, 2004, a common marketing fee of $26,000, and $6,500 due upon signing on July 1, 2004, March 1, 2005 and June 1, 2005. We have an agreement with the affiliate to produce and distribute. Currently, we are shipping a product called the "Punisher" to NuBev for distribution and other products are also being developed.

(A) The agreement is with a company partially owned by David Sackler, who will perform the services of NuBev, Inc.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes appearing elsewhere herein. And with the audited financial statements and accompanying notes included in the Form 10KSB for the fiscal year ending February 28, 2004.

The accompanying financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended February 28, 2004 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of August 31, 2004, and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

RESULTS OF OPERATIONS

Sales

The Company had sales of $64,327 in the quarter ended August 31, 2004 as opposed to $245,020 in the quarter ended August 31, 2003, sales decreased by $180,693 or 74%. The loss for quarter ending August 31, 2004 was $100,677 as opposed to $36,626 for the same quarter in 2003.

Costs and Expenses

Cost of goods sold were $32,918 in the quarter ended August 31, 2004 as compared to $ 140,067 in the quarter ended August 31, 2003. The reason for the percentage decrease in cost was due to reduced sales.

Professional services increased by $25,691, 301% from $8,549 in the second quarter of 2003 to $34,240 in the second quarter of 2004.

Selling general and administrative expense decreased by 52% from $81,292 in the second quarter of 2003 to $38,751 in 2004, a decrease of $42,541. The main reason for the decrease was mostly travel, insurance, office and rent.

Officers' Salaries

Officers' Salaries remained the same for the comparative quarters at $25,000. The Salaries were not paid but were accrued.

Interest Expense

Interest expense increased on the outstanding notes from $1,738 for the quarter ending August 31, 2003 to $9,095 August 31, 2003. Additional interest expense of $7,357 was accrued on loan payable - affiliate at a rate of 5%.

We intend to increase our market position in the health and fitness industry through both our brand placement, via sales and marketing efforts that include event marketing and product placement, as well as contract packaging with companies that are established in the health and fitness industry. We also intend to continue our short and long term strategy of increasing our ability to service both wholesale/retail and contract packaging clientele, as well as more effectively producing and selling our products, by pursuing viable joint venture or merger/acquisition candidates throughout North America that are capable of enhancing our production capabilities and that are geographically positioned to limit extensive freight costs. No assurances are given that we can accomplish these goals.

Liquidity and Capital Resources

We have a negative working capital as of August 31, 2004 of $1,161,839. The decrease in working capital was in part due to accrued salary to the president and the increase in the loan-payable to affiliates. The Company had $20,000 in inventory as of August 31, 2004.

The Company has no long-term liabilities and no bank borrowings as of August 31, 2004.

At August 31, 2004, our balance sheet reflects cash of $0; accounts receivable of $49,848 and inventory of $20,000 as opposed to a cash balance of $0; accounts receivable of $0 and $0 inventory for the fiscal year ending February 28, 2004. A reserve for accounts receivable was taken in the amount of $36,000 which resulted in a zero balance for accounts receivable as of February 28, 2004.

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

Part II - Other Information

Item 1 - Legal Proceedings

         The Company is not currently involved in any material legal proceedings to the best of management's knowledge. (See 10KSB for the Period Ending February 28, 2004.)

Item 2 - Changes in Securities and Use of Proceeds

         There are none.

Item 4 - Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5 - Other Information.

         None

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits - Exhibit 31 & 32.1, 32.2 (a) - Certification of Chief Executive Officer and Chief Financial Officer
         b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 2004.



SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on October 21, 2004.


Continental Beverage and Nutrition, Inc.,

By: /s/ David Sackler

David Sackler
Chief Financial Officer