Form 10QSB
period 2004-11-30
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2005-01-31
CIK 1074075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from______________ to _____________


                         Commission file number 0-30276
                                                -------

                    Continental Beverage and Nutrition, Inc.,
                               (Formerly Known as)
                   Adirondack Pure Springs Mt. Water Co., Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                   90-0143954
      ------------------------------                   -------------------
      (State or other jurisdiction                      (I.R.S. Employer
      Incorporation or organization)                   Identification No.)


      100 Quentin Roosevelt Blvd., Suite 403, Garden City, New York, 11530
      --------------------------------------------------------------------
                    (Address of principal executive offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,285,193

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                                   FORM 10-QSB
                         QUARTER ENDED NOVEMBER 30, 2004


                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----
PART I - Financial Information

Item 1    Financial Statements.

          Balance Sheet as of November 30, 2004 and February29, 2004.     3

          Statements of Operations for the three and nine
           months ended November 30, 2004 and 2003.                       4

          Statements of Cash Flows for the nine months ended
           November 30, 2004 and 2003.                                    5

          Notes to Financial Statements.                                  6-10

Item 2    Management's Discussion and Analysis of Financial Condition
           And Results of Operations.                                     11-12

Item 3    Controls and Procedures                                         13


PART II - Other Information

Item 1    Legal Proceedings                                               13

Item 2    Changes in Securities and Use of Proceeds.                      13

Item 3    Defaults upon Senior Securities.                                13

Item 4    Submission of Matters to a Vote of Security Holders             13

Item 5    Other Information.                                              13

Item 6    Exhibits and Reports on Form 8-K.                               14

Signatures                                                                14


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                                 BALANCE SHEETS

                                     ASSETS
                                                                November 30,   February 29,
                                                                    2004           2004
                                                                ------------   ------------
                                                                (unaudited)
Current Assets:
 Accounts Receivable net of allowance
  of $15,000 and $36,000                                        $     30,931   $         --
 Prepaid Expenses                                                     39,769         67,100
 Inventory                                                            20,000             --
 Loan receivable officer                                              20,207             --
 Due from related party                                               54,380          6,367
                                                                ------------   ------------

Total Current Assets                                                 165,287         73,467

Other Assets
 Deferred Offering Costs                                                  --          2,450
 Loan Receivable                                                          --         10,000
 Security Deposits                                                       603            603
                                                                ------------   ------------

Total Assets                                                    $    165,890   $     86,520
                                                                ============   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts Payable and Accrued Expenses                          $    225,625   $    190,634
 Accrued Compensation                                                678,770        603,770
 Advance from customer                                                60,000             --
 Debentures Payable                                                   46,350         46,350
 Loan Payable-Other                                                  139,500         50,000
 Loan Payable -Preferred Stockholder                                 246,884        243,875
                                                                ------------   ------------

Total Current Liabilities                                          1,397,129      1,134,629

Stockholders' Equity:
 Preferred Stock-Series A, Par value, $.0001
   1,000,000 shares authorized 20,000 and 20,000 shares
   Issued and outstanding                                                  2              2
 Common Stock, Par value, $.0001
   100,000,000 authorized,21,285,913 and 21,085,193
   Shares issued and outstanding                                       2,128          2,098
 Paid-in capital                                                   1,132,905      1,120,935
 Accumulated Deficit                                              (2,242,684)    (2,047,554)
 Subscription Receivable                                            (123,590)      (123,590)
                                                                ------------   ------------

Total Stockholders' Deficit                                       (1,231,239)  $ (1,048,109)
                                                                ------------   ------------

Total Liabilities and Stockholders' Deficit                     $    165,890   $     86,520
                                                                ============   ============


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                     NOVEMBER 30, 2004 AND 2003 (Unaudited)

                                                          Three Months                    Nine Months
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Revenue                                           $         --    $     24,756    $     64,372    $    269,776
Cost of Sales                                               --          17,329          32,918         179,400
                                                  ------------    ------------    ------------    ------------

Gross Profit                                                --           7,427          31,409          90,376

Expenses
  Officer's Salary                                      25,000          25,000          75,000          75,000
  Professional Fees                                     15,343          73,655          49,583          82,204
  Selling, General, and Administrative expenses         47,398          (3,481)         86,149          77,811
                                                  ------------    ------------    ------------    ------------

Total Expenses                                          87,741          95,174         210,732         235,015
                                                  ------------    ------------    ------------    ------------

Loss from Operations                                   (87,741)        (87,747)       (179,323)       (144,639)

Other Income (expenses)
  Rental Income                                             --           2,820              --           2,820
  Interest Expense                                      (6,712)         (1,738)        (15,807)         (3,476)
                                                  ------------    ------------    ------------    ------------
Total Other Income Expense                              (6,712)          1,082         (15,807)           (656)
                                                  ------------    ------------    ------------    ------------

Loss From Continuing Operations                        (94,635)        (86,665)       (195,130)       (145,295)

Extraordinary Item
Gain From Forgiveness of Debt                               --          44,071              --          44,071
                                                  ------------    ------------    ------------    ------------
Net Loss                                          $    (94,635)   $    (42,594)   $   (195,130)   $   (101,224)
                                                  ============    ============    ============    ============

Net Loss Per Share From Continuing Operations     $      (.004)   $      (.004)   $      (.009)   $      (.007)
Extraordinary Item                                          --            .002              --            .002
                                                  ------------    ------------    ------------    ------------
Total                                             $      (.004)   $      (.002)   $      (.009)   $      (.005)
                                                  ============    ============    ============    ============

Average shares outstanding                          21,118,000      18,771,000      21,096,000      18,771,000
                                                  ============    ============    ============    ============


                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                            STATEMENTS OF CASH FLOWS
           FOR THE PERIOD NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                               2004           2003
                                                           ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                   $   (195,130)  $   (101,224)
Adjustment to reconcile net income(loss) to net cash
  Flows from operating activities
Depreciation and amortization                                        --          8,061
Allowance for doubtful accounts                                  15,000             --
Changes In:
  Accounts receivable                                           (45,931)       (87,633)
  Inventory                                                     (20,000)       (15,500)
  Prepaid expenses                                               39,331         53,400
  Deferred offering costs                                         2,450          4,600
  Accounts payable and accrued expenses                          34,991        140,564
  Advance from customer                                          60,000             --
  Accrued salary payable                                         75,000         37,185
                                                           ------------   ------------
Cash flows provided by (used for) operating activities          (34,289)        39,453
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
Loan payable                                                     89,500        (29,453)
Loan receivable                                                  10,000        (10,000)
Loan payable-Preferred Stockholder                                3,009             --
Due from related party                                          (48,013)            --
Loan receivable officer                                         (20,207)            --
                                                           ------------   ------------
Cash flows provided by (used for) financing activities           34,289        (39,453)
                                                           ------------   ------------

Net increase (decrease) in cash                                      --             --

Cash Beginning of the period                                         --             --

Cash End of the period                                               --             --

Supplemental Schedule of Noncash Financing Activities
Shares issued for professional services                    $     12,000   $         --
                                                           ------------   ------------

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended February 29, 2004 filed with the Securities and Exchange Commission.

The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2005.

NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("APSW") was organized on March 6, 1997. APSW was founded to extract, distribute and bottle natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. On January 5, 2004 Continental Beverage and Nutrition, Inc. or ("CB&N" the "Company") was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value .0001. On the same day a plan of merger was agreed to between Adirondack Pure Springs Mt. Water Co.'s majority shareholders and the CB&N to exchange one share of APSW common and preferred for one share of the CB&N which effectively made CB&N the surviving company.

The business to date has focused on the still water, and value added water beverage segments of the bottled water market. The factors that has caused the Company to focus on the bottled water market are as follows: the quality of its natural mountain and spring water, the quantity of available water, relationships in the nutritional supplement industry, and contributing market factors, including the central location in the northeastern United States market, increased government regulation of water quality and increased public awareness and demand for bottled water.

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

Income Taxes
CB&N accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws that are in effect.

Method of Accounting
CB&N prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred. Income is considered earned when products are shipped, at which time customers are billed and revenue is recognized.

Trade Accounts Receivable
Trade accounts receivable is recorded at the amount CB&N expects to collect on balances outstanding at the year end. Management closely monitors outstanding balances and writes off, as of year-end, all balances that have not been collected by the time the financial statements are issued.

Impairment of Long-Lived Assets
Long-lived assets held and used by the CB&N are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related asset.

Earnings per Share
The Company has adopted Statement of Financial Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Inventory
CB&N reports inventory at the lower of cost or market value using the first-in, first-out method. Inventory consists of bottles and packaging materials.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED

Incentive Stock Options
The Company has adopted a stock incentive plan on July 1, 1998. The Plan enables the Company to grant incentive stock options, nonqualified options and stock appreciation rights for up to 1.5 million shares of our common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

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

NOTE 3 - LOAN PAYABLE

Default on Debentures
The Company has outstanding $46,350 in debentures issued in the year 2000. The notes are for a period of 3 years and carry interest at 10% per annum payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started any action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock

Loan Payable - Preferred Stockholder
The Preferred Stockholder is a consultant to the Company and has provided the Company working capital advances. The advances bear interest at 5% per annum. Accrued interest expense amounted to $9,258 and $12,344 for the nine months ended November 30,2004 and the year ended February 28, 2004, respectively.

Loan Payable - Other
During the first quarter of fiscal year-2005, a consultant, who is a co-joint venturer with CB&N's majority shareholder in a company that holds the Marvel License (see Note 7), has provided the Company working capital advances in the amount of $136,500 and $50,000 as of November 30,2004 and February 29,2004 respectively. The advances are non-interest bearing and are payable on demand. CB&N and this affiliated company have an agreement to produce and distribute bottled water and nutritionally enhance water products.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has not yet established revenues sufficient to cover its operating costs. The Company currently has negative working capital of $1,231,842. Management is planning an additional sale of common stock. Management is continuing to advance funds to the Company and deferring payment of salary until such time the Company has sufficient operating income. Management is also looking into acquisitions and/or mergers with other companies to enhance shareholder value.

NOTE 5 - PREPAID EXPENSE

As of November 30, 2004 and February 29, 2004, prepaid expense was $39,769 and $67,100, which consisted of multiple year consulting agreements.

NOTE 6 - PROPERTY AND EQUIPMENT

As of February 28, 2004 all of the property and equipment were deemed impaired which resulted in a write off of fixed assets in the amount of $78,415.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space for approximately $1,000 per month. The month to month agreement is with an affiliate that has a two year lease with the building owner.

Verbal Employment Contract

The Company entered into a verbal employment agreement with David Sackler, the President and Chief Executive Officer, for an initial term of five years which matured in 2003 and renews annually thereafter. At November 30, 2004 the Company owes Mr. Sackler $678,770.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                (FKA ADIRONDACK PURE SPRINGS MT. WATER CO., INC.)
                          NOTES TO FINANCIAL STATEMENTS

Marvel License

On December 16, 2003 an affiliate of the Company signed a license agreement with Marvel Enterprises for the use of certain comic characters to be used with bottled water and nutritionally enhanced water for distribution in the United States, territories, possessions and Mexico. The license is for a period of two years commencing on January 1, 2004 and expiring on December 31, 2005. Royalties are up to 12% of net sales with a minimum royalty payments of $320,000 payable $87,500 on signing and payments of $77,500 on July 01, 2004, March 1, 2005 and June 1, 2005. The Agreement also calls for advertising's and a promotion fee of $35,000 due December 31, 2004, a common marketing fee of $26,000, and $6,500 due upon signing on July 1, 2004, March 1, 2005 and June 1, 2005. The Company has an agreement with the affiliate to produce and distribute bottled water and nutritionally enhanced water products under this license.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a dispute with a former landlord that liened the Company's bank account. While the dispute is being settled, the Company's transactions have passed through an affiliated corporation 100% owned by the CEO and chairman of the board. The balance due from the affiliated corporation at November 30, 2004 is $54,380.

During the period ending November 30, 2004, the Company made advance of $20,207 to David Sacker, President and Chief Executive Officer of the Company.

NOTE 9 - INCOME TAXES

The Company has not made any provision for income taxes because of recurring losses and net operating loss carryforward.

Deferred Tax Asset                                November 30,    February 29,
                                                      2004            2004
                                                  ------------    ------------

Net operating loss carryforward                   $    794,000    $    726,000
Less valuation allowance                              (794,000)       (726,000)
                                                  ------------    ------------
Deferred tax asset                                $         --    $         --
                                                  ============    ============

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company intends to increase its market position in the health and fitness industry through its brand placement, via sales and marketing efforts that include event marketing and product placement, as well as contract packaging with companies that are established in the health and fitness industry. The Company also intend to continue its short and long term strategy of increasing its ability to service both wholesale/retail and contract packaging clientele, as well as more effectively producing and selling its products, by pursuing viable joint venture or merger/acquisition candidates throughout North America that are capable of enhancing its production capabilities and that are geographically positioned to limit extensive freight costs. No assurances are given that the Company can accomplish these goals. Until such time, the Company does not anticipate to generate significant revenue.

Sales

The Company had sales of $64,327 for the nine months ended November 30,2004 as opposed to $269,776 for the nine months ended November 30, 2003. The sales decreased by $205,404 or 76%. The loss for nine months ended November 30, 2004 was $195,130 compared to a loss of $101,224 for the period in 2003.

Costs and Expenses

Cost of goods sold were $32,918 for the nine months ended November 30, 2004 , compared to $ 179,400 for the nine months ended November 30,2003. The reason for the percentage decrease in cost was due to reduced sales.

Professional services for the nine months ended November 30, 2004, was $49,583 compared to $82,204 for the nine months ended November 30,2003, a decrease of $32,621 as several of the consulting contracts expired during fiscal 2004.

Selling general and administrative expense for the nine months ended November 30,2004 was $86,149 compared to $77,811 for the nine months ended November 30,2003, an increase of $8,338. The increase was due to a settlement on a liability of $8,000.

Officers' Salaries

Officers' Salaries remained the same for the comparative period at $75,000. The Salaries were accrued but not paid

Interest Expense

Interest expense increased on the for the nine months ended November 30, 2004 was $15,807 compared to $3,476 for the nine months ended November 30,2003.

Liquidity and Capital Resources

The Company has a negative working capital as of November 30, 2004 of $1,231,842. The decrease in working capital of$170,680 was due to the loss incurred during the period. The Company has no long-term liabilities and no bank borrowings as of November 30, 2004.

At November 30, 2004, the balance sheet reflects cash of $0; accounts receivable of $30,931 and inventory of $20,000 as opposed to a cash balance of $0; accounts receivable of $0 and $0 inventory for the fiscal year ending February 28, 2004.

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

Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b)      Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.


Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Default upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders.

None

Item 5 - Other Information.

None

Item 6 - Exhibits and Reports on Form 8-K

         a) Exhibits - Exhibit 31 & 32.1, 32.2 (a) - Certification of Chief Executive Officer and Chief Financial Officer

         b)  Reports on Form 8-K
                  8-K dated January 7, 2005
                  8-KA dated January 11, 2005
                  8-K dated January 24, 2005


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on January 31, 2005.

                                       Continental Beverage and Nutrition, Inc.,

                                       By: /s/ DAVID SACKLER
                                           -------------------------------------
                                           David Sackler
                                           Chief Financial Officer