Form 10KSB
period 2005-02-28
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2005-06-13
CIK 1074075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended February 28, 2005.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______ to ______

                         Commission file number 0-30276

                    Continental Beverage and Nutrition, Inc.,
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                90-0143954
     -------------------------------              ----------------------
     (State or other jurisdiction of                 (IRS Employer
      Incorporation or organization)              Identification Number)

      100 Quentin Roosevelt Blvd., Suite 403, Garden City, New York, 11530
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 222-0100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.
           Securities registered pursuant to Section12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Revenue for the fiscal year ended February 28, 2005 is $65,804. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of May 31, 2005 amounted to $822,403.

The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2005 was 23,250,193 shares.

                    CONTINENTAL BEVERAGE and NUTRITION, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED FEBRUARY 28, 2005
                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
Part I
Item 1.   Business                                                         3-11
Item 2.   Properties                                                       11
Item 3.   Legal Proceedings                                                11
Item 4.   Submission of Matters to a Vote of Security Holders              11

Part II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                12
Item 6    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    12-14
Item 7.   Financial Statements and Supplementary Data                      14
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           14
Item 8A.  Controls and Procedures                                          14
Item 8B.  Other Information                                                14

Part III
Item 9.   Directors and Executive Officers of the Registrant               15-16
Item 10.  Executive Compensation                                           16
Item 11.  Security Ownership of Certain Beneficial Owners and Management   17
Item 12.  Certain Relationships and Related Transactions                   17
Item 13.  Principal Accounting Fees and Services                           17-18

Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                      18-19
Signatures                                                                 19

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS
Introduction

Adirondack Pure Springs Mt. Water Co., Inc. (APSW) a New York corporation was organized on March 6, 1997. On January 5, 2004 Continental Beverage and Nutrition, Inc., ("CB&N" "we" or "us") was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value $.0001. On the same day a plan of merger was agreed to between Adirondack Pure Springs Mt. Water Co., Inc's majority shareholders and CB&N to exchange one share of APSW common and preferred for one share of CB&N common and preferred, respectively, which effectively made CB&N the surviving Company.

In 1994 the bottled water segment of the beverage industry was still in its infancy, just beginning its assault on the balance of the beverage industry, and beginning to be seen as a beverage alternative, not a drink of the social elite alone. Bottled still (non-sparkling) natural water was expanding its market availability from being principally a 5 gallon water cooler bulk product to include more convenient sized 1 gallon and 2 gallon packaging for home use, and more importantly, with the advent of PET plastic bottles, the portable sized, convenience market. From 1994 through today, the convenient size portion of the bottled water segment of the beverage industry has annually grown at an average rate of 30% per annum, making it the second largest and most consistent growth segment of the beverage industry on a national basis.

Adirondacks principal focus was to develop the primary water source, and extract, distribute, and contract private label natural water from its mountain stream and spring fed reservoir in both bulk and bottled forms in the Northeastern United States. We intended to bottle its drinking water at the source near the Village of Lake George, New York, where we planned to construct a bottling facility for its bottled water products. Until construction of our own bottling facility, we contracted with independent bottlers to produce our products.

Our marketing targeted a variety of non-traditional venues for bottled water, including the market for private labeled bottled water, thereby selling its product without the expense of an extensive advertising budget that is required to establish brand recognition and market identity. However, to avoid a generic identity for its client's products, we developed separate brand names for potential customers who desired a brand name and who would not otherwise distribute a private label bottled water. We have retained ownership of the trademark for each brand that we developed, although some exclusivity regarding use was granted to the customers.

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

Since its inception and plan implementation, the meteoric growth of the bottled water segment of the beverage industry has led to several events that have changed the industry entirely, forcing smaller and larger regional and even national companies to rethink their approach to the beverage market. Some have succeeded by accepting the change and evolving, while those who did not have either failed or reached a level at which they can no longer grow.

The initial "water wars" was between several regional and national companies, in an effort to attain greater market share and sales volume to attract potential acquisition suitors, led to the significant reduction of bottled water manufacturing and sales prices, and subsequently profit margins for private label bottlers and brands. This resulted in the establishment of cheaper alternatives for the consumer, and subsequently, virtually no brand loyalty. The prevailing opinion, however inaccurate, still is that "water is water", and that the cheapest available option is purchased, and only not re-purchased if the product is of extremely poor quality.

The entry of Coca Cola and Pepsi in the market with the introduction of Coke's Dasani, and Pepsi's Aquafina, had three initial principal effects:

1. Regional brands that relied upon their distribution agreements with Coke and Pepsi lost their sole distribution systems leading to a restructuring of corporate focus or brand/company demise. Regional brands were no longer necessary, as Coke and Pepsi are able to produce in closer proximity to their distribution points as a result of their extensive national

2. The destruction of the dominant image of natural sourced water. Coke and Pepsi both use purified water from local municipal water systems, redefining the word "Pure" from an image of Pristine Mountain Springs, to just clean or sterile and safe. Although the market is still dominated by regional national water brands owned by Nestle' (Poland Spring, Ice Mountain, Arrowhead, Zephyrhills, etc), the pure source issue has been rendered moot.

3. The new "water wars" between Coke and Pepsi has led to the further diminution of smaller water companies ability to get shelf space on market shelves. The superior distribution systems that both Coke and Pepsi have, as well as Coke's acquisition of distribution rights to two natural water brands, Dannon (low price alternative) and Evian (high price alternative) to complement Dasani (mid-priced alternative), has led smaller brands to try to distinguish themselves by price (higher or lower) or packaging (cheap or unique/expensive), or to fade away.

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

An inherent limiting factor of a beverage and water company's growth and income capabilities is that the majority of beverage and bottled water companies are regional in nature and are restricted to their water source volume and the distance to which their products can be most cost effectively transported. Due to its nature of being a very dense and heavy element, water (and other beverages) are very heavy and, subsequently, very costly to ship. Shipment of water/beverages beyond a 7-hour distance becomes costly, inefficient, and erodes profitability. The bottled water and beverage industry is extremely competitive, with a number of companies in each region dying for the same clientele. Regional limitations eliminate client viability, as many potential client companies either are national in nature, or seek to be, or are may concentrate in other regions. This limitation impacts short term as well as long-term growth. As a result, CB&N has embarked upon an acquisition effort to recruit companies in various strategic geographic locations that will afford the company the ability to better serve its clientele on a national basis, as well as stage itself for long-term national productive growth.

Beverage Industry Overview

According to the 2002/3 Beverage World Beverage DataBank, the Multiple Beverage Market, which consists of soft drinks, fruit beverages, bottled teas, sports drinks and bottled water, beer, wine, and spirits (the "Multiple Beverage Market"), accounted for retail revenue of $205.10 billion in 2001, an increase from 199.67 from 2000, an increase of 3.2%. Soft drinks are the largest and most dominant segment of the non-alcoholic Multiple Beverage Market, with retail sales of $55.94 billion and 15.41 billion gallons in 2001. Although Soft Drinks account for nearly 50% of annual beverage gallonage, there has been a series of new challengers in the Alternative Beverage Market, led in particular by bottled water, that have cannibalized Soft Drinks' sales and supremacy in the World Beverage Market Index. Sales of bottled water in the United States doubled from
1.56 billion gallons in 1987 to 3.12 billion gallons in 1996 ($4.3 billion in sales), and has continued to increase even further to 5.6 billion gallons in 2001 (an increase of 80% since 1996), which accounted for $7.78 billion dollars in sales (an increase of 32% since 1996).

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

The one consistent byproduct of the growth of the Alternative Beverage Market is the cannibalization of sales of the other beverage products, most notably Soft Drinks. This growth has forced the major beverage companies to take note of the innovative new entrants to the industry and either enters the fray through introduction or acquisition. This has led to one of several waves of merger/acquisition deals (i.e. Pepsi's acquisition of South Beach/SoBe beverages, Coca-Cola acquiring Planet Java iced coffee). Far and away, however, the most consistent, robust, growth beverage over the past 5-7 years has been, and continues to be, bottled water. This growth has spurned the traditional beverage companies to enter the bottled water business through introduction of new products (i.e. Coca Cola with Dasani, and Pepsi with AquaFina - both still, purified, municipal waters), and through strategic acquisitions (Group Danone's purchase of AquaPenn, and Dannon's subsequent acquisition by Coke). The rocketing growth of enhance/functional waters and beverages has led to both Coke and Pepsi introducing vitamin enhanced, flavored versions of their bottled waters this past year (Coke's Dasani Nutriwater and Pepsi's AquaFina Essentials).

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

Other alternative, New Age beverages have continued to grow and gain acceptance in similar fashion and for similar reasons as bottled water. Generational or demographic differentiation is generally on a segment-by-segment basis. For example, energy drinks, which has grown as a category from $12 million in sales in 1997, to more than $1 billion in 2003, is principally consumed by those in the 18-24 demographic (22% of college students in the United States regularly consume energy drinks), and is geographically concentrated (40% of all energy drinks sold) in the Pacific and Southwestern US. Across the board, however, New Age beverages have consistently increased in sales as new products and segments are introduced.

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

Bottled Water Classifications

The following detail the various types of bottled water and their characteristics: Artesian Water means bottled water from a well tapping a confined aquifer in which the water level stands at some height above the top of the aquifer. Artesian water may be collected with the assistance of external force to enhance the natural underground pressure

Bottled Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section 165.110(b)
(4) (ii). Firms may manufacture nonstandardized bottled water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Bottled water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters)

It does not include those food ingredients that are declared in ingredient labeling as "water", "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Sparkling Bottled Water means bottled water that, after treatment and possible replacement of carbon dioxide, contains the same amount of carbon dioxide that it had at the emergence from the source. Manufacturers may add carbonation to previously noncarbonated bottled water products and label such water appropriately.

Drinking Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section 165.110(b)
(4) (ii). Firms may manufacture non-standardized drinking water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Drinking water may be used as an ingredient in beverages (e.g., diluted juices, flavored bottled waters). It does not include those food ingredients that are declared in ingredient labeling a "water," "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

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

Spring Water means water derived from an underground formation from which water flows naturally to the surface of the earth. Spring water must comply with the FDA standard of identity in 21 CFR 165.110(a) (2) (vi). Spring water shall be collected only at the spring or through a borehole tapping the underground formation feeding the spring. There shall be a natural force causing the water to flow to the surface through a natural orifice. The location of the spring shall be identified and such identification shall be maintained in the company's records.

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

Trademarks:

The Company has the following trademarks, (1)AvivA Springs and (4) MAX O2.

New Product

We had produced on behalf of Bodyonics, Ltd. Pinnacle Whacked Out Water (WOW) Energie High Drink, and WOWO2 Oxygen Enhanced Water. The initial rollout was into the entire 4,000 store General Nutrition Centers Retail System, and was expected to continue into the more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. We no longer anticipate extensions to the Pinnacle WOW product line, and have ceased production of these products. The parent company of Bodyonics Pinnacle has been brought into litigation regarding the production and distribution of ephedra based products. As a result, the parent has re-focused upon other matters.

We are currently developing enhanced waters for our affiliate, NuBev, Ltd. These enhanced beverages are to bear the Marvel trademark and Marvel characters and will be sold and distributed through a variety of retailers. The first of these beverages was The Punisher, an enhanced energy water drink. The Punisher did not receive significant distribution, and the affiliate has discontinued production.

We are currently working with several other companies in the sports nutrition industry, nutrition and diet industry, and the pharmaceutical industry to introduce value added beverages in the immediate and near future.

Marketing and Distribution

Although CB&N has its own brands (AvivA Springs Natural Bottled Water, and MaxO2 Oxygenated Natural Water), it is intending to add other varied products that are both natural water and value added waters to its product line. These would include, but not be limited to, "Adam's Ale" TM, "Hydro-Lyte", a low or non-caloric sports rehydration/electrolyte replacement beverage, a line of value added waters similar to Glaceau's SmartWaters, an aspirin enhanced beverage geared towards cardiac patients, and certain licensing opportunities. We have utilized industry and marketing relationships to enhance the exposure of products in an inexpensive fashion by methods that include barter, product placement, and niche marketing and promotion within those industries and markets that are generally overlooked by larger beverage companies. Upon introduction of potential new products, CB&N will continue to utilize these and other creative methods, along with traditional marketing and advertising methods to create exposure for its products in various markets. Because of its distinguishing characteristics in both current and future product composition as well as approach to the marketplace, We feel that we can creatively increase exposure and sales of its current and future products.

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

An affiliate of the company, NuBev, Ltd., has a license agreement with Marvel Enterprises to produce bottled water and nutritionally enhanced bottled water beverages utilizing virtually the entire Marvel catalog (characters including Spider Man, The Hulk, X-Men, The Punisher, and others). The first product is a non-carbonated, highly caffeinated, energy drink called "The Punisher" was introduced nationally through General Nutrition Centers and various national gym and fitness club distributors.

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


ITEM 2. DESCRIPTION OF PROPERTY

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a three year lease with the building owner.


ITEM 3. LEGAL PROCEEDINGS

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

         None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained by the National Association of Securities Dealers under the symbol "COBN". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the quarterly quotes of high and low bid prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2005 and 2004

Fiscal 2005                                 High                 Low
-----------                                 ----                 ---
May 31, 2004                                $.17                 $.10
August 31, 2004                             $.10                 $.07
November 30, 2004                           $.09                 $.04
February 28, 2005                           $.17                 $.04

Fiscal 2004
-----------
May 31, 2003                                $.33                 $.08
August 31, 2003                             $.38                 $.16
November 30, 2003                           $.40                 $.19
February 29, 2004                           $.27                 $.17

The source of this information for fiscal year 2005 and 2004 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

         (b) Holders
As of February 28, 2005, there were approximately 200 stockholders of record of the Company's Common Stock including approximately 150 beneficial owners who held shares at broker/dealers in "street name"

         (c) Dividends
The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

         (d) Recent Sales of Unregistered Securities.
         During the fiscal year ended February 28, 2005, the Company issued a total of 1,665,000 shares of common stock for consulting, compensation and professional services valued at $179,850. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On March 29, 2004, the Company issued a total of 500,000 restricted shares of common stock with the Company receiving net proceeds of $50,000. Those issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this Form 10KSB and in future filings by us with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Results of Operations

Comparison of fiscal 2005 and 2004

The Company had sales of $65,084 for the year ended February 28, 2005 compared to $234,150 for the fiscal year ended February 29, 2004, a decrease of $169,066 or 72.2%. The loss for the year ended February 28, 2005 was $463,274 compared to $491,485 for the year ended February 29, 2004, a decrease of $28,211. Professional services, including consulting and legal decreased by $61,530 as several of the consulting agreements expired in the year ended February 28, 2005.Selling general and administrative expense increased by $68,626, the increase resulting from a marketing agreement totaling $85,000. In the year ended February 29, 2004 the Company recorded a loss from the impairment of fixed assets in the amount of $78,415 and reserve for uncollectible accounts of $36,000 and additional bad debt expense of approximately $16,000.

During the fiscal year ended February 28, 2005, the Company recorded a gain on forgiveness of debt from its vendors of $40,000, an increase of $12,000 over the year ended February 29, 2004 as the Company is attempting to settle old liabilities.

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

In August 1999, we began producing water for our own proprietary brand, AVIVA SPRINGS. Continental sells AVIVA SPRINGS to wholesalers, distributors and end users in the Northeast. AVIVA SPRINGS is also sold in several health club chains in the Northeast. AVIVA SPRINGS is sold primarily in 16.9 ounce size bottles. We continue to pursue product placement and event marketing as well and other creative marketing concepts to gain exposure for AVIVA SPRINGS, such as the Hamptons Music Festival, a three week classical music festival in Bridgehampton, NY, and various fitness and bodybuilding events.

We focused on the development and sales of our proprietary product MaxO2, an oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and crosses the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AVIVA SPRINGS, and has been the official waters of International Federation of Body Builder events, including the prestigious Mr., Ms., and Fitness Olympia events and the amateur level National Physique Committee National Championships. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AVIVA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

We produced AquaLean Diet and Fitness Water for Bodyonics Pinnacle, a leading manufacturer of sports and nutritional supplements. AquaLean Diet & Fitness Water is the first non-ephedra based thermogenic (fat-burning), energizing beverage to aid in thermogenesis as well as energizing and hydrating the body, that acts as an all natural weight loss catalyst that maintains healthy blood sugar levels in the body. It has been currently available throughout the entire 4,000 store General Nutrition Centers Retail System, as well as more than 100 Vitamin Shoppe Stores, 150 Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. We have also developed Whacked Out Water
(WOW) energie high drink with Pinnacle, a caffeinated, non-caloric, flavored water packed in 8 ounce PET bottles, which is available in General Nutrition center nationwide, and WOW2O, an oxygen enhanced bottled water packaged in the same distinctive 8 ounce bottle as WOW energy high drink.

We are currently pursuing other relationships in the sports nutrition, dietary supplement, food and beverage, and pharmaceutical industries for the development of natural and value added beverages.

Liquidity and Capital Resources

As of February 28, 2005, the current liabilities exceeded the current assets by approximately $1,282,000. The Company has primarily relied on the proceeds from working capital loans from third parties, affiliates, and shareholders to fund operations and the issuance of common stock in payment of certain consulting and professional services.

The Company is currently exploring different methods of raising additional capital through private placements or other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

On April 22, 2005, the Registrant entered into a Note Purchase Agreement ("NPA") with Cornell Capital Partners, L.P. ("CCP") pursuant to which it issued to CCP its 8% Senior Secured Convertible Promissory Note ("Note") to CCP. The Note is in the principal amount of $400,000, bears interest at 8% per annum, is due in one year, is secured by a general first priority lien on all of the Registrant's assets and is convertible into the Registrant's common stock at a conversion price of $.01 per share, which conversion price is decreased to $.001 if the Registrant has not entered into a definitive merger by October 1, 2005. CCP has piggy-back registration rights for the shares issuable upon conversion of the Note.

Pursuant to the NPA, the Registrant entered into separate agreements where under, upon closing of any acquisition transaction, it will convert the following into shares of common stock at a price equal to the average closing price of the common stock for the ten days immediately preceding any acquisition transaction, (i) convert accrued salary of owed to its Chief Executive Officer into shares of common stock; (ii) convert all issued and outstanding shares of its Series A Preferred Stock and indebtedness owed to the preferred stockholder into shares of common stock; and (iii) convert indebtedness held by one creditor into shares of common stock.

The Registrant is also seeking opportunities to acquire a new business or find a merger candidate as a means of enhancing shareholder value. As such, in addition to the CCP financing, the Registrant has also engaged Sloan Securities Corp. to advise the Registrant in this regard.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2005 the Company engaged the firm of Linder & Linder as its new independent auditor. The prior independent auditor resigned in December 2004. There were no disagreements with the prior accountant on accounting and financial disclosures.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive / Financial Officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive / Financial Officers.

                                    PART III

ITEM 9 DIRECTOR AND EXECUTIVE OFFICER OF THE REGISTRANT


         Set forth below is the name, age and business experience of the executive officer and director of the Company. All information is as of May 31, 2005.

              Name                 Age        Position
              ----                 ---        --------
              David Sackler        38         President, Chief Executive Officer
                                              Director

Director and Officer

David Sackler, founded Adirondack in 1997. Mr. Sackler has overall responsibility for operations of the company, but will focus on marketing, sales and operations. Since 1997, he has been President, CEO and Chairman of the Board of Directors of Adirondack. From 1989 to date, Mr. Sackler has worked as an independent real estate broker and sales agent. From October 10, 1996 through May 1, 1997, he was President of Adirondack Mountain Spring Water Inc., which was created to develop spring water facilities at another location but ceased being an operating entity before the establishment of CB&N because it could not locate a commercially viable source of water. During such period, he researched market trends and water company operations. Mr. Sackler currently devotes approximately 40 hours per week to work at CB&N.

Family Relationships

         There are no family relationships between or among the Company's directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

         During the past five years, none of the following occurred with respect to the Company's directors or executive officers: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

         The Company does not have an audit committee or audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on its Board of Directors. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

         The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics has been filed with this annual report as Exhibit 14.1. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: David Sackler, Continental Beverage and Nutrition, Inc., 100 Quentin Roosevelt Blvd. Suite 403, Garden City, New York 11530. The Company's telephone number is (516)222-0100

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended February 28, 2005, its executive officer, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by CB&N for the three fiscal years ended February 28, 2005 to or on behalf of CB&N's president and the executive officer for services rendered an all capacities to whose total aggregate salary and bonus per annum exceeds or is equal to $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position        Year             Annual Compensation
---------------------------        ----             -------------------
                                                Salary    Other Compensation (a)
                                                ------    ----------------------

David Sackler, President           2005         $100,000         $7,000
                                   2004         $100,000         $7,000
                                   2003         $100,000         $7,000

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

                                          Number of Shares
Shareholder                               Beneficially Owned    Percent of Class
-----------                               ------------------    ----------------

David Sackler (1)
President, CEO, Chairman of
The Board of Directors                        9,543,474                41.0%

John Harrington (2)
401 South La Salle #201
Chicago, IL60605                              1,500,000                 6.5%

Eugene Stricker
42 Barret Road
Lawerence, NY 11599                           1,292,342                 5.6%

Director and Officer as a group (1)           9,543,474                41.0%

(1) David Sackler, the president of CB&N, is the President and sole shareholder of CES Holding Corp. which holds 9,543,474 common shares of the Company.

(2) John Harrington, a shareholder of CB&N is a principal shareholder in Pilot Capital, LLC which owns 500,000 shares and holds 1,000,000 shares in the name of John Harrington.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 31, 1998, the Company entered into an agreement with CES Consulting Corp., ("CES") of which Harry Sackler, father of David Sackler, president of CB&N is president and sole shareholder. Pursuant to this agreement CES converted debt owed by us to CES in the amount of $200,233 into Series A preferred stock. This agreement also provides that commencing January 1, 2001, at our option, may redeem any portion of the preferred stock by paying up to 20% of our pre-tax profits of the fiscal year ended December 31, 2000 and each year thereafter until payment of an aggregate of $200,233 to the holders of the Series A Preferred, subject to approval of the Board of Directors has been made.

The Company has a consulting agreement with Ad-Mini-Stra Co., which the father of the president of the Company is the sole shareholder. During the fiscal year ended February 28, 2005, the Company issued 410,000 shares of common stock to Ad-Mini-Stra for consulting services valued at $34,850.

On March 25, 2004, the Company issued to John Harrington, a shareholder of the Company an option under its 1998 stock incentive to acquire 500,000 shares of common stock at an option price of $.10 per share. Mr. Harrington exercised his option with the Company receiving proceeds of $50,000.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended February 28, 2005 and 2004 by our auditors:



                                                2005         2004
                                             ----------   ----------

            Audit Fees (1)                   $   10,000   $    9,968
            Non-Audit Fees:
            Audit Related Fees(2)                    --           --
            Tax Fees(3)                              --           --
            All other Fees(4)                        --           --
                                             ----------   ----------
                Total Fees paid to Auditor   $   10,000   $    9,968
                                             ==========   ==========


(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statement included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above. The Company has considered the role of our auditors in providing certain tax services to the Company and has concluded that such services are compatible with the independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Company will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Company has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the board of directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Board of directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

Financial statements and financial statement schedules that have been omitted are not required.

(a) The following documents are filed as part of this report.
1.       Financial Statements
                                                                          Page
                                                                          ----
         Report of Independent Registered Public Accounting Firms         F-1-2
         Balance Sheet as of February 28, 2005                            F-3
         Statements of Operations for the years ended February 28,
         2005 and February 29, 2004                                       F-4
         Statement of Changes in Stockholders' Equity
         For the years ended February 28, 2005 and February 29, 2004      F-5
         Statements of Cash Flows for the years ended February 28,
         2005 and February 29, 2004                                       F-6
         Notes to Financial Statements                                    F-7-10

(b) Reports on Form 8-K:
         8-K dated January 7, 2005
         8-KA dated January 11, 2005
         8-K dated January 24, 2005

(c) Exhibits.

Exhibit
Number                            Description
--------------------------------------------------------------------------------
14.1              Code of Ethics and Business Conduct
31.1 Certification by David Sackler, Chief Executive and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by David Sackler, Chief Executive and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         Continental Beverage and Nutrition Inc.

Date: June 7, 2005                       By: /s/ DAVID SACKLER
                                             -----------------------------------
                                             David Sackler
                                             Chairman, Chief Executive Officer,
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                     DATE
    ---------                          -----                     ----

    /s/ DAVID SACKLER                  Director                  June 7, 2005
    -----------------------
    David Sackler

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Continental Beverage and Nutrition, Inc.
Garden City, New York

We have audited the accompanying balance sheet of Continental Beverage and Nutrition, Inc. as of February 28, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended February 28, 2005 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Beverage and Nutrition, Inc. as of February 28, 2005, and the results of its operations and its cash flows for the year ended February 28, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LINDER & LINDER
-----------------------------
Linder & Linder
Certified Public Accountants
Dix Hills, New York
May 25, 2005

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

June 15, 2004
Bloom & Co., LLP
Hempstead, NY

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2005

                                     ASSETS
                                     ------

Current Assets
   Accounts receivable                                              $    44,079
   Prepaid expenses                                                      32,645
   Due from related party                                                 2,417
   Loan receivable officer                                               20,207
                                                                    -----------

         Total Current Assets                                            99,348

Deposits                                                                    603
                                                                    -----------

         Total Assets                                               $    99,951
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                            $   219.980
   Accrued compensation                                                 703,770
   Debentures payable                                                    46,350
   Loans payable                                                        164,500
   Loans payable-preferred stockholder                                  246,884
                                                                    -----------

         Total Current Liabilities                                    1,381,484
                                                                    -----------

Stockholders' Equity
   Preferred Stock-Series A, par value $.0001
     Authorized, 1,000,000 shares, issued and
     Outstanding 20,000 shares                                                2
   Common Stock, par value $.0001
     Authorized 100,000,000 shares, issued and
     Outstanding 23,250,193 shares                                        2,314
   Paid in capital                                                    1,226,979
   Retained earnings (deficit)                                       (2,510,828)
                                                                    -----------
         Total Stockholders' Equity (Deficit)                        (1,281,533)
                                                                    -----------

         Total Liabilities and Stockholders' Equity (Deficit)       $    99,951
                                                                    ===========

See Accompanying Auditor's Report and Notes to Financial Statements

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                            STATEMENTS OF OPERATIONS
           FOR THE YEAR ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                            2005            2004
                                                        ------------    ------------
Sales                                                   $     65,084    $    234,150
Cost of sales                                                 95,268         163,111
                                                        ------------    ------------

Gross Profit                                                 (30,184)         71,039
                                                        ------------    ------------

Other Costs
   Selling, General and Administrative                       199,151         130,525
   Officers Compensation                                     100,000         100,000
   Professional Services                                     150,307         211,837
   Uncollectible Expense                                          --          51,786
   Write down of fixed assets                                     --          78,415
                                                        ------------    ------------

Total Other Costs                                            449,458         572,563
                                                        ------------    ------------

Net loss before other expenses and extraordinary item       (479,642)       (501,524)


Other Expenses
   Interest expense                                           23,632          17,961
                                                        ------------    ------------

Net loss before extraordinary item                          (503,274)       (519,485)

Extraordinary Item
   Gain on forgiveness of debt                                40,000          28,000
                                                        ------------    ------------

Net Loss                                                $   (463,274)   $   (491,485)
                                                        ============    ============

Earnings per common share and earnings
   per common share assuming dilution
   From continuing operations                           $       (.02)   $       (.03)
   Extraordinary item                                            .00             .00
                                                        ------------    ------------

   Net  (loss) per common share                         $       (.02)   $       (.03)
                                                        ============    ============

Weighted average common shares
outstanding                                               23,040,192      19,654,102
                                                        ============    ============

See Accompanying Auditors' Report and Notes to Financial Statements.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                           Shares                     Amount                Paid in   Retained Earnings Subscription
                                    Preferred    Common      Preferred       Common         Capital       (Deficit)      Receivable


Balance March 1, 2003                20,000    18,871,000   $       200    $   187,710    $   780,723    $(1,556,069)   $  (123,590)

Conversion to Delaware Company                                     (198)      (185,833)       154,181

Issuance of stock for services                  2,214,193                          221        186,031

Net loss                                                                                                    (491,485)
                                   ------------------------------------------------------------------------------------------------

Balance February 29, 2004            20,000    21,085,193             2          2,098      1,120,935     (2,047,554)      (123,590)

Subscription receivable
   transferred to paid in
   capital                                                                                   (123,590)                      123,590

Issuance of stock for services                  1,665,000                          166        179,684

Shares issued under stock
   incentive program                              500,000                           50         49,950

Net loss                                                                                                    (463,274)
                                   ------------------------------------------------------------------------------------------------

Balance February 28, 2005            20,000    23,250,193   $         2    $     2,314    $ 1,226,979    $(2,510,828)   $        --
                                   ================================================================================================


See Accompanying Auditors' Report and Notes to Financial Statements.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                     2005            2004
                                                 ------------    ------------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                       $   (463,274)   $   (491,485)
Adjustments to reconcile net (loss) to net
   cash flows from operating activities
         Stock issued for services                    179,850         154,402
         Depreciation and amortization                  2,450           8,438
         Write down of fixed assets                                    78,415
Changes in:
         Accounts receivable                          (44,079)         37,058
         Prepaid expenses                              34,455          23,940
         Accounts payable and accrued expenses        132,355         154,008
                                                 ------------    ------------

Cash flows (used for) operating activities           (158,243)        (35,224)
                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposits                                                       4,600
Loan receivable officer                               (20,207)
Due from related party                                  3,950          (6,367)
Loan receivable                                        10,000         (10,000)
                                                 ------------    ------------

Cash flows (used for) investing activities             (6,257)        (11,767)
                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable -affiliate                                    --          (3,009)
Loan payable -other                                   114,500          50,000
Issuance of common stock                               50,000              --
                                                 ------------    ------------

Cash flows provided by financing activities           164,500          46,991
                                                 ------------    ------------

Net increase (decrease) in cash                            --              --

Cash balances
         Beginning of year                                 --              --
                                                 ------------    ------------

         End of year                             $         --    $         --
                                                 ============    ============

See Accompanying Auditors' Report and Notes to Financial Statements.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc. a New York corporation ("Adirondack") was organized on March 6, 1997. Adirondack was organized to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. On January 5, 2004 Continental Beverage and Nutrition, Inc. was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value $.0001. On the same day a plan of merger was agreed to between Adirondack's, majority shareholders and Continental Beverage and Nutrition, Inc. (the "Company" or "CB&N") to exchange one share of Adirondack's common and preferred shares for equivalent shares of CB&N with CB&N being the surviving Company. The business to date has focused on still water and the value added water beverage segments of the bottled water market.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and equipment are recorded at cost. Improvements that significantly add to the productive capacity or extend the useful life of the related asset are capitalized. Site development costs are amortized over the lesser of the life of the lease or asset. Office equipment is be depreciated over the estimated useful lives of the assets ranging from 3 to 7 years. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in income.

The Company follows Statement of Financial Accounting Standards No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of February 28, 2004, a future cash flow assessment was made, which showed the future value of the fixed assets was questionable and therefore all of the property and equipment were removed from the books which resulted in a write off of fixed assets in the amount of $78,415.

Income taxes are computed using the asset and liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Earnings Per Share. Basic earnings per share have been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

Fair value financial statements .The Company's carrying amount of financial statements which include cash, accounts receivable, bank notes payable, and accounts payable approximate fair value.

Reclassifications. Certain reclassifications of prior year amounts were made to conform to the current year presentation. The reclassifications have no effect on the current years net loss.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the years then ended. Actual results could differ from these estimates.

Revenue recognition. Revenue is recognized upon shipping of the merchandise and when the title passes to the customer

Accounts receivable. Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to receivables that are past due. Trade receivables are periodically evaluated for collectibility based upon past credit history with customers and their current financial condition. Changes in the estimated collectibility of trade receivables are recorded in the results of operations of the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Non cash transactions:

                                                                      2005         2004
                                                                   ----------   ----------
Shares of common stock issued for services                         $  179,850   $  186,252
Transfer interest on Preferred shareholder loan to accounts
   payable and accrued expenses                                        46,991
Conversion of subscription receivable to additional
   Paid in capital                                                    123,590
Loan payable included in accounts payable and accrued
   Expense reclassified to loan payable                                50,000

NOTE 4 - LOANS PAYABLE

Debentures Payable

The Company has debentures outstanding of $46,350 which were issued in the 2000. The notes were for a period of 3 years with interest at 10% per annum, payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. The accrued interest to as of February 28, 2005, including additional default interest of 5%, is $34,760, and is included in accounts payable and accrued expenses.

Loan Payable - Preferred shareholder
The Preferred Stockholder is a consultant to the Company and has provided the Company working capital advances. The advances bear interest at 5% per annum. Accrued interest expense amounted to $12,344 and $12,344 for the years ended February 28, 2005 and February 28, 2004, respectively. At February 28, 2005 the company owed the affiliate $246,884, plus accrued interest of $24,688, which is included in accounts payable and accrued expenses.

Loans Payable -Other

A consultant, who is a co-joint venturer with CB&N's majority shareholder in a company that holds the Marvel License, (see Note 7), has provided the Company working capital advances in the amount of $86,500 as of February 28,2005. The advances are non-interest bearing and are payable on demand. CB&N and this affiliated company have an agreement to produce and distribute bottled water and nutritionally enhance water products.

In addition, during fiscal year 2005, the Company received other working capital advances from unrelated third parties totaling $78,000. The advances are non-interest bearing and are payable on demand.

Note 5 - INCOME TAXES

Income taxes (benefit) consist of the following:
                                                         2005            2004
                                                      ----------      ----------
Current                                               $       --      $       --
Deferred                                                      --              --
                                                      ----------      ----------
Total                                                 $       --      $       --
                                                      ----------      ----------

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:
                                                         2005            2004
                                                      ----------      ----------
Computed at the federal statutory
         Rate of 34%                                  $       --      $       --
State income tax (benefit)                                    --              --
Valuation allowance adjustment                                --              --
Other adjustments                                             --              --
                                                      ----------      ----------
Total                                                 $       --      $       --
                                                      ==========      ==========

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 5 - INCOME TAXES (continued)

The components of deferred taxes are as follows:
                                                       2005            2004
                                                   ------------    ------------
Deferred tax assets
         Deferred compensation                     $    281,500    $    211,000
         Net operating loss carryover                   734,000         551,000
         Valuation allowance                         (1,015,500)       (726,000)
                                                   ------------    ------------

Total deferred tax assets                          $         --    $         --
                                                   ------------    ------------

The Company has a net operating loss carryover of approximately $1,835,000 to offset future taxable income. The carryover losses expire through 2025. The Company has offset the deferred tax asset by a valuation allowance of $1,015,500, since it cannot be determined more likely than not whether the Company will be able to utilize such net operating loss carryover. During the year ended February 28, 2005, the valuation allowance increased by $289,500, which includes an under accrual of $104,300 for state income taxes.

Note 6-Common Stock Issuances

During the fiscal year ended February 28, 2005, the Company issued a total of 1,665,000 shares of common stock for consulting, marketing and professional services valued at $179,850.

Incentive Stock Options

The Company adopted a stock incentive plan on July 1, 1998. The Plan enables the Company to grant incentive stock options, nonqualified options and stock appreciation rights for up to 1.5 million shares of our common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

On March 28, 2004, the Company issued a total of 500,000 shares of common stock under its 1998 stock incentive plan. The option price was $.10 per share with the Company receiving total proceeds of $50,000.

For financial statement purposes, compensation expense would be recorded only if the options were issued below fair value. As of the date of these financial statements, no additional options had been issued under the stock incentive plan.

NOTE 7 - COMMITMENTS

Leases

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a three year lease with the building owner.

Employment Contract

The Company has entered into a verbal employment agreement with David Sackler, its President and Chief Executive Officer, for an initial term of five years beginning in 1998 through 2003, and is renewable annually thereafter, at a salary of $100,000 per year. At February 28, 2005 the Company owed Mr. Sackler $703,770. The Company has not accrued interest on the amount due Mr. Sackler.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

Consulting Agreement

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


Note 8 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Ad-Mini-Stra Co., which the father of the president of the Company is the sole shareholder. During the fiscal year ended February 28, 2005, the Company issued 410,000 shares of common stock to Ad-Mini-Stra for consulting services valued at $34,850.

On March 25, 2004, the Company issued to John Harrington, a shareholder of the Company an option under its 1998 stock incentive to acquire 500,000 shares of common stock at an option price of $.10 per share. Mr. Harrington exercised his option with the Company receiving proceeds of $50,000.

The Company had a dispute with a former landlord that liened the Company's bank account. While the dispute is being settled, the Company's transactions passed through an affiliated corporation 100% owned by the CEO and chairman of the board. The balance due from the affiliated corporation at February 28, 2005 is $2,417.

During the year ended February 28, 2005, the Company made advances of $20,207 to David Sackler, President and Chief Executive Officer of the Company.

NOTE 9 - GOING CONCERN

As of February 28, 2005, the Company has a working capital deficit of $1,282,136 and a stockholders' deficit of $1,281,533. In addition, the Company has no significant operations to sustain themselves. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring different methods of raising additional capital through private placements, loans from stockholders or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern. Management is also looking into acquisitions and/or mergers with other companies in the industry.

NOTE 10- SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into an agreement with Cornell Capital Partners, LP to provide working capital advances in the amount of $400,000.