Form 10QSB
period 2005-05-31
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2005-07-15
CIK 1074075

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2005


                        Commission file number  0 - 30276
                                                ---------


                     CONTINENTAL BEVERAGE AND NUTRITION INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                 90-0143954
                --------                                 ----------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification Number)


      100 Quentin Roosevelt Blvd., Suite 403, Garden City, New York, 11530
      --------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 222-0100
                                 --------------
                           (Issuer's Telephone Number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].


As of July 15, 2005, 25,252,423 shares of common stock were outstanding.

                     CONTINENTAL BEVERAGE AND NUTRITION INC.
                                   FORM 10-QSB
                           QUARTER ENDED MAY 31, 2005

TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Part  I  -  Financial Information

         Item 1 - Financial Statements

                - Balance Sheet as of May 31, 2005                             3

                - Statements of Operations for the three
                   months ended May 31, 2005 and 2004                          4

                - Statements of Cash Flows for the three
                   months ended May 31, 2005 and 2004                          5

                - Notes to Financial Statements.                             6-9

         Item 2 - Management's Discussion and Analysis
                      Or Plan of Operations.                                  10


Part II - Other Information

         Item 1 - Legal Proceedings.                                          12

         Item 2 - Changes in Securities and Use of Proceeds.                  12

         Item 3 - Default upon Senior Securities.                             12

         Item 4 - Submission of Matters to a Vote of Security Holders.        12

         Item 5 - Other Information.                                          12

         Item 6 - Exhibits and Reports on Form 8-K.                           12


Signatures                                                                    13

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                                  BALANCE SHEET
                               AS OF MAY 31, 2005

                                     ASSETS
                                     ------

Current Assets
   Accounts receivable                                              $       878
   Prepaid expenses                                                      13,058
   Due from related parties                                             104,657
   Cash-Attorney's escrow                                                25,881
   Deferred financing costs                                              87,082
   Loan receivable officer                                               20,207
                                                                    -----------

         Total Current Assets                                           251,763

Deposits                                                                    603
                                                                    -----------

         Total Assets                                               $   252,366
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                            $   132,252
   Accrued compensation                                                 728,770
   Debentures payable                                                    46,350
   Loans payable                                                         86,500
   Convertible note payable                                             400,000
   Loans payable-preferred stockholder                                  246,884
                                                                    -----------

         Total Current Liabilities                                    1,640,756
                                                                    -----------

Stockholders' Equity
   Preferred Stock-Series A, par value $.0001
     Authorized, 1,000,000 shares, issued and
     Outstanding -0- shares                                                 -
   Common Stock, par value $.0001
     Authorized 100,000,000 shares, issued and
     Outstanding 25,252,423 shares                                        2,514
   Paid in capital                                                    1,726,781
   Retained earnings (deficit)                                       (3,117,685)
                                                                    -----------
         Total Stockholders' Equity (Deficit)                        (1,388,390)
                                                                    -----------

         Total Liabilities and Stockholders' Equity (Deficit)       $   252,366
                                                                    ===========

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MAY 31,2005 AND 2004


                                                               2005            2004
                                                               ----            ----
Sales                                                      $        -      $     47,627
Cost of sales                                                       -            29,908
                                                           ------------    ------------

Gross Profit                                                        -            17,719
                                                           ------------    ------------

Operating expenses
   Selling, general and administrative                           48,942          19,545
   Officers compensation                                         25,000          25,000
   Professional services                                         26,837          11,599
                                                           ------------    ------------

Total operating expenses                                        100,779          56,144
                                                           ------------    ------------

Loss before other expenses and extraordinary item              (100,779)        (38,425)

Other Expenses
   Interest expense                                             509,303           4,549
                                                           ------------    ------------

Loss before extraordinary item                                 (610,082)        (42,974)

Extraordinary Item
   Gain on forgiveness of debt                                    3,225             -
                                                           ------------    ------------

Net Loss                                                   $   (606,857)   $    (42,974)
                                                           ============    ============

Earnings per common share and earnings
   per common share assuming dilution
   From continuing operations                              $       (.03)   $       (.00)
   Extraordinary item                                               .00             .00
                                                           ------------    ------------

   Net (loss) per common share                             $       (.03)   $       (.00)
                                                           ============    ============

Weighted average common shares
outstanding                                                  24,098,964      21,085,193
                                                           ============    ============

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004


                                                            2005         2004
                                                         ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                               $(606,857)   $ (42,974)
Adjustments to reconcile net (loss) to net
   cash flows from operating activities
      Amortization of prepaid expenses                      19,587       16,988
      Amortization of deferred financing costs              10,418          -
      Interest expense-convertible debt beneficial
        conversion feature                                 500,000          -
Changes in:
      Accounts receivable                                   43,201      (47,628)
      Inventory                                                -        (20,000)
      Cash-Attorney's escrow                               (25,881)         -
      Accrued compensation                                  25,000       25,000
      Accounts payable and accrued expenses                (87,728)      (5,225)
                                                         ---------    ---------

Cash flows (used for) operating activities                (122,260)     (73,839)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties                                  (102,240)     (11,161)
                                                         ---------    ---------

Cash flows (used for) investing activities                (102,240)     (11,161)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable                     400,000          -
Deferred financing costs                                   (97,500)
Repayment of loans payable -other                         (113,500)         -
Proceeds of loans payable -other                            35,500       85,000
                                                         ---------    ---------

Cash flows provided by financing activities                224,500       85,000
                                                         ---------    ---------

Net increase (decrease) in cash                                -            -

Cash balances
      Beginning of year                                        -            -
                                                         ---------    ---------

      End of year                                        $     -      $     -
                                                         =========    =========

SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Non cash transactions:
                                                            2005         2004
                                                         ---------    ---------
Beneficial conversion feature of convertible debt
added to additional paid in capital                      $ 500,000          -

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended February 28, 2005 filed with the Securities and Exchange Commission.

The results of operations for the three months ended May 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2006.

NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc., a New York corporation, ("Adirondack") was organized on March 6, 1997. Adirondack was organized to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. On January 5, 2004 Continental Beverage and Nutrition, Inc. was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value $.0001. On the same day, a plan of merger was agreed to between Adirondack's majority shareholders and Continental Beverage and Nutrition, Inc. (the "Company" or "CB&N") to exchange one share of Adirondack's common and preferred shares for equivalent shares of CB&N with CB&N being the surviving company. The business to date has focused on still water and the value added water beverage segments of the bottled water market.

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

Fair value financial statements. The Company's carrying amount of financial statements which include cash, accounts receivable, bank notes payable, and accounts payable approximate fair value.

Reclassifications. Certain reclassifications of prior year amounts were made to conform to the current year presentation. The reclassifications have no effect on the current year's net loss.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the years then ended. Actual results could differ from these estimates.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - LOANS PAYABLE

Debentures Payable

The Company has debentures outstanding of $46,350 which were issued in the 2000. The notes were for a period of 3 years with interest at 10% per annum, payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. Interest expense for the three months ended May 31, 2005 and 2004 was $1,738. The accrued interest to as of May 31, 2005, including additional default interest of 5%, is $36,498, and is included in accounts payable and accrued expenses.

Loan Payable - Preferred Shareholder

The Preferred Stockholder is a consultant to the Company and has provided the Company working capital advances. The advances bear interest at 5% per annum. Accrued interest expense amounted to $3,086 for the three months ended May 31, 2005 and 2004. At May 31, 2005 the Company owed the preferred shareholder $246,884, plus accrued interest of $27,775, which is included in accounts payable and accrued expenses.

Loans Payable - Other

A consultant, who is a co-joint venturer with CB&N's majority shareholder in a company that holds the Marvel License has provided the Company working capital advances in the amount of $86,500 as of May 31, 2005. The advances are non-interest bearing and are payable on demand. CB&N and this affiliated company have an agreement to produce and distribute bottled water and nutritionally enhance water products.

Convertible Note Payable

On April 22, 2005, Cornell Capital Partners, L.P.("CCP") loaned the Company $400,000 pursuant to which the Company issued to CCP its 8% Senior Secured Convertible Promissory Note ("Note"). The principal amount of the note is $400,000 which bears interest at 8% per annum and is due on April 1, 2005. The
Note is secured by a general first priority lien on all assets of the Company . The Note is convertible into common stock of the Company at a conversion rate of $.01 per share, which rate is decreased to $.001 per share if the Company has not entered into a definitive merger agreement by October 1, 2005.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LOANS PAYABLE (continued)

The Company has recorded a benefit derived from the preferential conversion feature as additional interest expense of $500,000 in the current period which is offset by recording the same amount as an addition to paid in capital.

In addition, the Note requires that the loan payable and accrued interest payable to the preferred stockholder, accrued compensation, and note payable - other be converted into shares of the Company's common stock upon the occurrence of certain events defined in the note agreement.

NOTE 4 - INCOME TAXES

Income taxes (benefit) consist of the following:

                                                         2005           2004
                                                         ----           ----
Current                                              $       -      $       -
Deferred                                                     -              -
                                                     -----------    -----------
Total                                                $       -      $       -
                                                     -----------    -----------


A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

                                                         2005           2004
                                                         ----           ----

Computed at the federal statutory
     Rate of 34%                                     $       -      $       -
State income tax (benefit)                                   -              -
Valuation allowance adjustment                               -              -
Other adjustments                                            -              -
                                                     -----------    -----------
Total                                                $       -      $       -
                                                     ===========    ===========


The components of deferred taxes are as follows:

                                                         2005           2004
                                                         ----           ----

Deferred tax assets
     Deferred compensation                           $   291,500    $   221,000
     Net operating loss carryover                        767,500        558,200
     Valuation allowance                              (1,059,000)      (779,200)
                                                     -----------    -----------

Total deferred tax assets                            $       -      $       -
                                                     -----------    -----------

The Company has a net operating loss carryover of approximately $1,835,000 to offset future taxable income. The carryover losses expire through 2025. The Company has offset the deferred tax asset by a valuation allowance of $1,059,000, since it cannot be determined more likely than not whether the Company will be able to utilize such deferred tax assets.

NOTE  5 - CAPITAL STOCK TRANSACTIONS

Preferred Stock Conversion

Pursuant to the terms of the Convertible Preferred Note (see Note 3), 20,000 shares of Preferred Stock have been converted into 2,002,230 shares of the Company's common stock.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE  5 - CAPITAL STOCK TRANSACTIONS (continued)

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

NOTE 6 - COMMITMENTS

Leases The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a three year lease with the building owner which expires on October 31, 2007. Rent expense amounted to $4,276 and $2,866 for the three months ended May 31, 2005 and 2004, respectively.

Employment Contract
The Company has entered into a verbal employment agreement with its president and chief executive officer at an annual salary of $100,000 for an initial term of five years ending December 31, 2003. The agreement is renewable annually thereafter, at the same terms. At May 31, 2005 the accrued compensation was $728,770. The Company has not accrued interest on this amount.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Ad-Mini-Stra Co., which the father of the president of the Company is the sole shareholder. Fees paid to the consultant were $10,000 for the three months ended May 31, 2005.

The Company had a dispute with a former landlord that liened the Company's bank account. While the dispute was being settled, the Company's transactions passed through an affiliated corporation 100% owned by the President of the Company. The balance due from the affiliated corporation at May 31, 2005 is $97,657.

The Company has made advances of $20,207 to the President of the Company.

During the three months ended May 31, 2005, the Company provided working capital advances of $7,000 to an affiliated company, where a shareholder is the President of the Company. Such advances are non interest bearing and due on demand.


NOTE 8 - GOING CONCERN

As of May 31, 2005, the Company had a working capital deficit of $1,388,993 and a stockholders' deficit of $1,388,390. In addition, the Company has no significant operations to sustain themselves. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring different methods of raising additional capital through private placements, loans from stockholders and third parties or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern. Management is also looking into acquisitions and/or mergers with other companies in the industry.


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

Results of Operations

Comparison of fiscal 2005 and 2004

The Company had no sales for the quarter ended May 31, 2005 compared to $47,627 for the quarter ended May 31, 2004. The Company continues to market its products, but was unable to generate any new sales during the current three month period. The loss for the quarter ended May 31 2005 was $606,857 compared to $42,974 for the quarter ended May 31, 2004, an increase of $563,883. Operating expenses during the quarter ended May 31, 2005 were $100,779, an increase of $44,635 over the period ended May 31, 2004. Professional services, including consulting and legal increased by $16,599. Selling general and administrative expense increased by $29,397. An increase of approximately $12,000 for travel, and $10,000 in the current quarter for financing costs related to a $400,000 one year convertible note.

Interest expense for the quarter ended May 31, 2005 was $509,303, and increase of $504,754. Included in this increase was $4,754 due to the additional debt of $400,000 taken on by the Company during the current quarter ended May 31, 2005. Pursuant to the note agreement, the Company recorded from the preferential conversion feature as interest expense of $500,000 in the current period with a reciprocal recording to paid in capital.

During the quarter ended May 31, 2005, the Company recorded a gain on forgiveness of debt from its vendors of $3,225, as the Company continues to settle old liabilities.

The Company intends to increase our market position in the health and fitness industry through our brand placement, via sales and marketing efforts that include event marketing and product placement, as well as contract packaging with companies that are established in the health and fitness industry. We also intend to continue our short and long term strategy of increasing its ability to service both wholesale/retail and contract packaging clientele, as well as more effectively producing and selling our products, by pursuing viable joint venture or merger/acquisition candidates throughout North America that are capable of enhancing our production capabilities and that are geographically positioned to limit extensive freight costs. No assurances are given that we can accomplish these goals.

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

Since August 1999, we have been producing water for our own proprietary brand, AVIVA SPRINGS. Continental sells AVIVA SPRINGS to wholesalers, distributors and end users in the Northeast. AVIVA SPRINGS is also sold in several health club chains in the Northeast. We continue to pursue product placement and event marketing as well and other creative marketing concepts to gain exposure for AVIVA SPRINGS.

We have focused on the development and sales of our proprietary product MaxO2, oxygenated natural water that is a value-added water product geared towards the health and fitness enthusiast and cross the line to include the largest growing beverage market segment to become a member of the second largest growing beverage segment, the alternative beverage market. The product is expected to be sold in natural food, and dietary supplement stores and chains. MaxO2 has been promoted and marketed in similar fashion to AVIVA SPRINGS, and has been the official waters of International Federation of Body Builder. We intend to continue to pursue this venue as a promotional platform to place MaxO2 and AVIVA SPRINGS in the forefront of the multi-billion dollar health/fitness and supplement industry.

We produce AquaLean Diet and Fitness Water for Bodyonics Pinnacle, a leading manufacturer of sports and nutritional supplements. AquaLean Diet & Fitness Water is the first non-ephedra based thermogenic (fat-burning), energizing beverage to aid in thermogenesis as well as energizing and hydrating the body, that acts as an all natural weight loss catalyst that maintains healthy blood sugar levels in the body. It has been currently available in General Nutrition Centers, as well as Vitamin Shoppe Stores, Great Earth Vitamin Stores, and numbers of other retailers, gyms, and health clubs that are being serviced by various distributors, including Tree of Life. We developed Whacked Out Water
(WOW) energie high drink with Pinnacle, a caffeinated, non-caloric, flavored water, which is available in General Nutrition center nationwide, and WOW2O, an oxygen enhanced bottled as WOW energy high drink.

We are currently pursuing other relationships in the sports nutrition, dietary supplement, food and beverage, and pharmaceutical industries for the development of natural and value added beverages.

Liquidity and Capital Resources

As of May 31, 2005, the current liabilities exceeded the current assets by $1,388,993. The Company has primarily relied on the proceeds from working capital loans from third parties, affiliates, and shareholders to fund operations and the issuance of common stock in payment of certain consulting and professional services.

The Company raised $400,000 during the period ended May 31, 2005 through the issuance of a convertible note. The Company is currently exploring the opportunities to acquire a new business or find a merger candidate. The Company has hired Sloan Securities Corp to advise on any acquisitions or mergers.

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

None

Item 5 - Other Information.

None

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibits - Exhibit 31.1 &, 32.1 - Certification of Chief Executive Officer and Chief Financial Officer
b) Reports on Form 8-K
       8-K dated April 22, 2005

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on July 15, 2005

Continental Beverage and Nutrition, Inc.

   By: /s/ DAVID SACKLER
       -----------------------------------------
       David Sackler
       Chief Executive Officer and Financial Officer