Form 10QSB
period 2005-08-31
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2005-11-22
CIK 1074075

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

Commission file number 0 - 30276

CONTINENTAL BEVERAGE AND NUTRITION, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	90-0143954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 Quentin Roosevelt Blvd., Suite 403, Garden City, New York, 11530
(Address of principal executive offices)

(516) 222-0100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No  .

As of November 16, 2005, 25,252,423 shares of common stock were outstanding.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
FORM 10-QSB
QUARTER ENDED AUGUST 31, 2005

TABLE OF CONTENTS

Part I	Financial Information

Item 1	Financial Statements.

Balance Sheet as of August 31, 2005

Statements of Operations for the three and six months ended August 31, 2005 and 2004

Statements of Cash Flows for the three and six Months ended August 31, 2005 and 2004

Notes to Financial Statements

Item 2	Management’s Discussion and Analysis Or Plan of Operations.

Part II	Other Information

Item 1	Legal Proceedings.

Item 2	Changes in Securities and Use of Proceeds.

Item 3	Default upon Senior Securities.

Item 4	Submission of Matters to a Vote of Security Holders.

Item 5	Other Information.

Item 6	Exhibits and Reports on Form 8-K.

Signatures

CONTINENTAL BEVERAGE AND NUTRITION, INC.
BALANCE SHEET
AS OF AUGUST 31, 2005

ASSETS

Current Assets

Prepaid expenses	$5,750
Due from related parties	68,413
Cash-Attorney’s escrow	25,881
Deferred financing costs	62,707
Loan receivable officer	29,407

Total Current Assets	192,158

Deposits	603

Total Assets	$192,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$122,692
Accrued compensation	728,770
Debentures payable	46,350
Loans payable	86,500
Convertible note payable	400,000
Loans payable-preferred stockholder	246,884

Total Current Liabilities	1,631,196

Stockholders’ Equity
Preferred Stock-Series A, par value $.0001 Authorized, 1,000,000 shares, issued and Outstanding -0- shares	--
Common Stock, par value $.0001 Authorized 100,000,000 shares, issued and Outstanding 25,252,423 shares	2,514
Paid in capital	1,726,781
Retained earnings (deficit)	(3,167,730)
Total Stockholders’ Equity (Deficit)	(1,438,435)

Total Liabilities and Stockholders’ Equity (Deficit)	$192,761

CONTINENTAL BEVERAGE AND NUTRITION, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

	Six Months		Three Months
	2005	2004	2005	2004

Sales	$--	$64,327	$--	$16,700
Cost of sales	--	32,918	--	3,010

Gross Profit	--	31,409	--	13,690

Operating expenses
Selling, general and administrative	73,841	38,751	17,899	19,206
Officers compensation	25,000	50,000	--	25,000
Professional services	39,145	34,240	12,308	22,641

Total operating expenses	137,986	122,991	30,207	66,847
Net loss before other expenses and extraordinary item	(137,986)	(91,582)	(30,207)	(53,157)

Other Expenses
Interest expense	522,194	9,095	12,891	4,546

Net loss before extraordinary item	(660,180)	(100,677)	(43,098)	(57,703)

Extraordinary Item Gain on forgiveness of debt	3,278	--	53	--

Net Loss	$(656,902)	$(100,677)	$(43,045)	$(57,703)

Earnings per common share and earnings per common share assuming dilution from continuing operations	$(.03)	$(.00)	$(.00)	$(.00)
Extraordinary item	.00	.00	.00	.00

Net (loss) per common share	$(.03)	$(.00)	$(.00)	$(.00)

Weighted average common shares outstanding	24,675,693	21,085,193	25,252,423	21,085,193

CONTINENTAL BEVERAGE AND NUTRITION, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES

Net (loss)	$(656,902)	$(100,677)
Adjustments to reconcile net (loss) to net cash flows from operating activities
Amortization of prepaid expenses	26,895	31,823
Amortization of deferred financing costs	34,793	--
Interest expense-convertible debt beneficial conversion feature	500,000	--
Changes in:
Accounts receivable	44,079	(49,848)
Inventory	--	(20,000)
Cash-Attorney’s escrow	(25,881)	--
Accrued compensation	25,000	50,000
Accounts payable and accrued expenses	(97,288)	3,474

Cash flows (used for) operating activities	(149,304)	(85,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from Officer	(9,200)	--
Due from related party	(65,996)	228

Cash flows (used for) investing activities	(75,196)	228

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	400,000	--
Deferred financing costs	(97,500)	--
Repayments of loans payable-other	(113,500)	--
Proceeds of loans payable -other	35,500	85,000

Cash flows provided by financing activities	224,500	85,000

Net increase (decrease) in cash	--	--

Cash balances
Beginning of year	--	--

End of year	$--	$--

SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Non cash transactions:

	2005	2004

Beneficial conversion feature of Convertible debt added to additional paid in capital	$500,000	--

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10KSB containing the Company’s audited financial statements as of and for the year ended February 28, 2005 filed with the Securities and Exchange Commission.

The results of operations for the three months ended August 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2006.

NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc., a New York corporation, ("Adirondack") was organized on March 6, 1997. Adirondack was organized to extract, distribute and bottle its natural mountain and spring water from a stream and spring fed natural reservoir in the northeastern United States. On January 5, 2004 Continental Beverage and Nutrition, Inc. was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value $.0001. On the same day, a plan of merger was agreed to between Adirondack’s majority shareholders and Continental Beverage and Nutrition, Inc. (the “Company” or “CB&N”) to exchange one share of Adirondack common and preferred shares for equivalent shares of CB&N with CB&N being the surviving company. The business to date has focused on still water and the value added water beverage segments of the bottled water market.

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

Fair value financial statements. The Company’s carrying amount of financial statements which include cash, accounts receivable, bank notes payable, and accounts payable approximate fair value.

Reclassifications. Certain reclassifications of prior year amounts were made to conform to the current year presentation. The reclassifications have no effect on the current year’s net loss.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the years then ended. Actual results could differ from these estimates.

Revenue recognition. Revenue is recognized upon shipping of the merchandise and when the title passes to the customer.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - LOANS PAYABLE

Debentures Payable
The Company has debentures outstanding of $46,350 which were issued in 2000. The notes were for a period of 3 years with interest at 10% per annum, payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. Interest expense for the six months ended August 31, 2005 and 2004 was $3,476.  Accrued interest as of August 31, 2005, including additional default interest of 5%, is $38,236, and is included in accounts payable and accrued expenses.

Loan Payable - Preferred Shareholder
The Preferred Stockholder is a consultant to the Company and has provided the Company with working capital advances. The advances bear interest at 5% per annum. Accrued interest expense amounted to $6,172 for the six months ended August 31, 2005 and 2004. At August 31, 2005, the Company owed the preferred shareholder $246,884, plus accrued interest of $25,861, which is included in accounts payable and accrued expenses.

Loans Payable -Other
A consultant, who is a co-joint venturer with CB&N’s majority shareholder in a company that holds the Marvel License has provided the Company with working capital advances in the amount of $86,500 as of August 31, 2005. The advances are non-interest bearing and are payable on demand. CB&N and this affiliated company have an agreement to produce and distribute bottled water and nutritionally enhanced water products.

Convertible Note Payable
On April 22, 2005, Cornell Capital Partners, L.P. (“CCP”) loaned the Company $400,000 pursuant to which the Company issued to CCP its 8% Senior Secured Convertible Promissory Note (“Note”). The principal amount of the note is $400,000 which bears interest at 8% per annum and is due on April 1, 2006. The Note is secured by a general first priority lien on all assets of the Company. The Note is convertible into common stock of the Company at a conversion rate of $.01 per share, which rate is decreased to $.001 per share if the Company has not entered into a definitive merger agreement by October 1, 2005. The note has been amended as to the conversion ratio. The conversion ratio of $.01 per share has been extended to January 1, 2006 and after that date the price shall be reduced to $.005 per share.

The Company has recorded a benefit derived from the preferential conversion feature as additional interest expense of $500,000 in the quarter ended May 31, 2005 which is offset by recording the same amount as an addition to paid in capital.

In addition, the Note requires that the loan payable and accrued interest payable to the preferred stockholder, accrued compensation, and note-payable other be converted into shares of the Company’s common stock upon the occurrence of certain events defined in the note agreement.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

Income taxes (benefit) consist of the following:
	2005	2004
Current	$--	$--
Deferred	--	--
Total	$--	$--

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2005	2004

Computed at the federal statutory Rate of 34%	$--	$--
State income tax (benefit)	--	--
Valuation allowance adjustment	--	--
Other adjustments	--	--
Total	$--	$--

The components of deferred taxes are as follows:

	2005	2004
Deferred tax assets
Deferred compensation	$291,500	$231,000
Net operating loss carryover	798,700	571,400
Valuation allowance	(1,090,200)	(802,400)

Total deferred tax assets	$--	$--

The Company has a net operating loss carryover of approximately $1,835,000 to offset future taxable income. The carryover losses expire through 2025. The Company has offset the deferred tax asset by a valuation allowance of $1,090,200, since it cannot be determined more likely than not whether the Company will be able to utilize such deferred tax assets.

NOTE 5 - CAPITAL STOCK TRANSACTIONS

Preferred Stock Conversion
Pursuant to the terms of the Convertible Preferred Note (see Note 3), 20,000 shares of Preferred Stock have been converted into 2,002,230 shares of the Company’s common stock.

Incentive Stock Options
The Company adopted a stock incentive plan on July 1, 1998. The Plan enables the Company to grant incentive stock options, nonqualified options and stock appreciation rights for up to 1.5 million shares of common stock. All options must conform to federal income tax regulations and have an exercise price of not less than the fair value of shares at the date of the grant (110% of fair value for ten percent or more shareholders). Fair value is determined on the option issue date using the market value of the stock on an established exchange or the Black-Scholes model if the stock is not listed on an exchange at the time options are issued. Options are issued by a committee established by the board of directors based on eligibility and must be exercised within terms specified on the grant date.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS

Leases
The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a three year lease with the building owner which expires on October 31, 2007.

Employment Contract
The Company has entered into a verbal employment agreement with its president and chief executive officer at an annual salary of $100,000 for an initial term of five years ending December 31,2003. The agreement is renewable annually thereafter, at the same terms. At August  31, 2005 the accrued compensation was $728,770. The Company has not accrued interest on this amount.  During the quarter ended August 31, 2005, the officer waived his compensation.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Ad-Mini-Stra Co., where the father of the Chief Executive Officer and Financial Officer of the Company is the sole shareholder of Ad-Mini-Stra Co..

The Company had a dispute with a former landlord that liened the Company’s bank account. While the dispute was being settled, the Company’s transactions passed through an affiliated corporation 100% owned by the CEO and chairman of the board. The balance due from the affiliated corporation at August 31, 2005 is $269.

The Company has made advances of $68,413 to an affiliated entity owned by David Sackler, Chief Executive and Chief Financial Officer of the Company.

The Company has made advances of $29,407 to David Sackler, Chief Executive Officer and Financial Officer of the Company.

NOTE 8 - GOING CONCERN

As of August 31, 2005, the Company has a working capital deficit of $1,438,038 and a stockholders’ deficit of $1,438,435. In addition, the Company has no significant operations to sustain themselves. The above facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this Form 10KSB and in future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Results of Operations

Comparison of fiscal 2005 and 2004

The Company had no sales for the six months ended August 31, 2005 compared to $64,627 for the six months ended August 31, 2004. The Company was unable to generate any new sales, and due to the lack of working capital the Company is unable to produce its product for any future sales.  The loss for the six months ended August 31, 2005 was $656,902 compared to $100,677 for the six months ended August 31, 2004, an increase of $556,225.  Officers compensation for the six months ended August 31, 2005 decreased by $25,000 as David Sackler, CEO of the Company waived compensation for the three months ended August 31, 2005. Professional services, including consulting and legal expenses increased by $4,905. Selling general and administrative expense increased by $35,000, the increase resulting from $34,800 in the current period for financing costs related to a $400,000 one year convertible note.

Interest expense for the six months ended August 31, 2005 was $522,194, and increase of $509,303. Included in this increase was $9,303 due to the additional debt of $400,000 by the Company and recording from the preferential conversion feature of the notes interest expense of $500,000.

During the six months ended August 31, 2005, the Company recorded a gain on forgiveness of debt from its vendors of $3,278, as the Company continues to settle old liabilities.

Liquidity and Capital Resources

As of August 31, 2005, the current liabilities exceeded the current assets by $1,439,038. The Company has primarily relied on the proceeds from working capital loans from third parties, affiliates, and shareholders to fund operations and the issuance of common stock in payment of certain consulting and professional services.

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
8-K dated April 22, 2005

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 22, 2005

Continental Beverage and Nutrition, Inc.,

By: /s/ David Sackler

David Sackler
Chief Executive Officer and Financial Officer