Form 10QSB
period 2005-11-30
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2005-12-29
CIK 1074075

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

Commission file number 0 - 30276

CONTINENTAL BEVERAGE AND NUTRITION, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	90-0143954
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 Quentin Roosevelt Blvd., Suite 403, Garden City, New York, 11530
(Address of principal executive offices)

(516) 222-0100
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of December 27, 2005, 25,252,423 shares of common stock were outstanding.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
FORM 10 -QSB
QUARTER ENDED NOVEMBER 30, 2005

TABLE OF CONTENTS
PAGE

Part I - Financial Information

Item 1 - Financial Statements.

- Balance Sheet as of November 30, 2005.	3

- Statements of Operations for the three and nine months ended November 30, 2005 and 2004.	4

- Statements of Cash Flows for the three and nine months ended November 30, 2005 and 2004.	5

- Notes to Financial Statements.	6-8

Item 2 - Management’s Discussion and Analysis Or Plan of Operations.	9

Part II - Other Information

Item 1 - Legal Proceedings.	10

Item 2 - Changes in Securities and Use of Proceeds.	10

Item 3 - Default upon Senior Securities.	10

Item 4 - Submission of Matters to a Vote of Security Holders.	10

Item 5 - Other Information.	10

Item 6 - Exhibits and Reports on Form 8-K.	10

Signatures	10

CONTINENTAL BEVERAGE AND NUTRITION, INC.
BALANCE SHEET
AS OF NOVEMBER 30, 2005

ASSETS

Current Assets
Other receivables	$10,084
Prepaid expenses	4,250
Due from related parties	62,482
Cash-Attorney’s escrow	25,881
Deferred financing costs	38,332
Loan receivable officer	29,407

Total Current Assets	170,436

Deposits	603

Total Assets	$171,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$142,383
Accrued compensation	728,770
Debentures payable	46,350
Loans payable	86,500
Convertible note payable	400,000
Loans payable-preferred stockholder	246,884

Total Current Liabilities	1,650,887

Stockholders’ Equity
Preferred Stock-Series A, par value $.0001
Authorized, 1,000,000 shares, issued and
Outstanding -0- shares	-
Common Stock, par value $.0001
Authorized 100,000,000 shares, issued and
Outstanding 25,252,423 shares	2,514
Paid in capital	1,726,781
Retained earnings (deficit)	(3,209,143)
Total Stockholders’ Equity (Deficit)	(1,479,848)

Total Liabilities and Stockholders’ Equity (Deficit)	$171,039

CONTINENTAL BEVERAGE AND NUTRITION, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30,2005 AND 2004

	Nine Months		Three Months
	2005	2004	2005	2004
Sales	$-	$64,327	$-	$-
Cost of sales	-	32,918	-	-

Gross Profit	-	31,409	-	-

Operating expenses
Selling, general and administrative	106,710	86,149	32,869	47,398
Recovery of bad debt expense	(11,696)	-	(11,696)	-
Officers compensation	25,000	75,000	-	25,000
Professional services	46,495	49,583	7,350	15,343

Total operating expenses	166,509	210,732	28,523	87,741
Net loss before other expenses
and extraordinary item	(166,509)	(179,323)	(28,523)	(87,741)

Other Expenses
Interest expense	535,084	(15,807)	12,890	(6,712)

Net loss before extraordinary item	(701,593)	(195,130)	(41,413)	(94,453)

Extraordinary Item
Gain on forgiveness of debt	3,278	-	-	-

Net Loss	$(698,315)	$(195,130)	$(41,413)	$(94,453)

Earnings per common share and earnings
per common share assuming dilution
From continuing operations	$(.03)	$(.01)	$(.00)	$(.00)
Extraordinary item	.00	.00	.00	.00

Net (loss) per common share	$(.03)	$(.01)	$(.00)	$(.00)

Weighted average common shares
outstanding	24,867,936	21,085,193	25,252,423	21,085,193

CONTINENTAL BEVERAGE AND NUTRITION, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(698,315)	$(195,130)
Adjustments to reconcile net (loss) to net
cash flows from operating activities
Amortization of prepaid expenses	28,395	39,331
Allowance for doubtful accounts	-	15,000
Amortization of deferred financing costs	59,168	-
Interest expense-convertible debt beneficial
conversion feature	500,000	-
Changes in:
Accounts and other receivables	33,995	(45,931)
Inventory	-	(20,000)
Cash-Attorney’s escrow	(25,881)	-
Deferred offering costs	-	(2,450)
Accrued compensation	25,000	75,000
Advance from customer	-	60,000
Accounts payable and accrued expenses	(77,597)	34,991
Cash flows (used for) operating activities	(155,235)	(34,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from Officer	(9,200)	(20,207)
Due from related party	(60,065)	(48,013)
Cash flows (used for) investing activities	(69,265)	(68,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan receivable	-	10,000
Loan payable - Preferred Stockholder	-	3,009
Proceeds from convertible note payable	400,000	-
Deferred financing costs	(97,500)
Repayment of loans payable -other	(113,500)	-
Proceeds of loans payable -other	35,500	89,500
Cash flows provided by financing activities	224,500	102,509

Net increase (decrease) in cash	-	-

Cash balances
Beginning of year	-	-
End of year	$-	$-

SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Non cash transactions:
	2005	2004
Beneficial conversion feature of Convertible debt
added to additional paid in capital	$500,000	-

CONTINENTAL BEVERAGE AND NUTRITION, INC.
BALANCE SHEET
AS OF NOVEMBER 30, 2005
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

The results of operations for the nine months ended November 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2006.

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

NOTE 3 - LOANS PAYABLE

Debentures Payable
The Company has debentures outstanding of $46,350 which were issued in 2000. The notes were for a period of 3 years with interest at 10% per annum, payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. Interest expense for the nine months ended November 30, 2005 and 2004 was $5,214. The accrued interest to as of November 30, 2005, including additional default interest of 5%, is $39,774, and is included in accounts payable and accrued expenses.

Loan Payable - Preferred Stockholder
The Preferred Stockholder is a consultant to the Company and has provided the Company working capital advances. The advances bear interest at 5% per annum. Accrued interest expense amounted to $9,258 for the nine months ended November 30, 2005 and 2004. At November 30, 2005 the Company owed the preferred shareholder $246,884, plus accrued interest of $28,948, which is included in accounts payable and accrued expenses.

Loans Payable -Other
A consultant, who is a co-joint venturer with CB&N’s majority shareholder in a company that holds the Marvel License, has provided the Company working capital advances in the amount of $86,500 as of November 30, 2005. The advances are non-interest bearing and are payable on demand. CB&N and this affiliated company have an agreement to produce and distribute bottled water and nutritionally enhanced water products.

Convertible Note Payable
On April 22, 2005, Cornell Capital Partners, L.P.(“CCP”) loaned the Company $400,000 pursuant to which the Company issued to CCP its 8% Senior Secured Convertible Promissory Note (“Note”). The principal amount of the note is $400,000 which bears interest at 8% per annum and is due on April 1, 2005. The Note is secured by a general first priority lien on all assets of the Company. The Note is convertible into common stock of the Company at a conversion rate of $.01 per share, which rate is decreased to $.001 per share if the Company has not entered into a definitive merger agreement by October 1, 2005. The note has been amended as to the conversion ratio. The conversion ratio of $.01 per share has been extended to January 1, 2006 and after that date the price shall be reduced to $.005 per share.

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

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

Income taxes (benefit) consist of the following:
	2005	2004
Current	$-	$-
Deferred	-	-
Total	$-	$-

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:
	2005	2004
Computed at the federal statutory
Rate of 34%	$-	$-
State income tax (benefit)	-	-
Valuation allowance adjustment	-	-
Other adjustments	-	-
Total	$-	$-

The components of deferred taxes are as follows:
	2005	2004
Deferred tax assets
Deferred compensation	$291,500	$271,500
Net operating loss carryover	798,700	522,500
Valuation allowance	(1,090,200)	(794,000)

Total deferred tax assets	$-	$-

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

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS

Leases
The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a three year lease with the building owner which expires on October 31, 2007. For the nine months ended November 30, 2005, rent expense was $11,112.

Employment Contract
The Company has entered into a verbal employment agreement with its president and chief executive officer at an annual salary of $100,000 for an initial term of five years ending December 31, 2003. The agreement is renewable annually thereafter, at the same terms. At November 30, 2005, the accrued compensation is $728,770. The Company has not accrued interest on this amount. During the two quarter ended November 30, 2005, the officer waived his compensation.

Consulting Agreement
An affiliate of the Company signed a license agreement with Marvel Enterprises for the use of certain comic characters to be used with bottled water and nutritionally enhanced water for distribution in the United States, territories, possessions and Mexico. The license is for a period of two years commencing on January 1, 2004 and expires on December 31, 2005. The Company has an agreement with the affiliate to produce and distribute bottled water and nutritionally enhanced water products under this license.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Ad-Mini-Stra Co., where the father of the Chief Executive Officer and Financial Officer of the Company is the sole shareholder of Ad-Mini-Stra Co..

The Company had a dispute with a former landlord that liened the Company’s bank account. While the dispute was being settled, the Company’s transactions passed through an affiliated corporation 100% owned by the CEO and chairman of the board. The balance owed to the affiliated corporation at November 30, 2005 is $2,283.

The Company has made advances of $64,765 to an affiliated entity owned by David Sackler, Chief Executive and Chief Financial Officer of the Company. The advances are non interest bearing and have no term for repayment.

The Company has made advances of $29,407 to David Sackler, Chief Executive Officer and Financial Officer of the Company. The advances are non interest bearing and have no term for repayment.

NOTE 8 - GOING CONCERN

As of November 30, 2005, the Company had a working capital deficit of $1,480,451 and a stockholders’ deficit of $1,479,848. In addition, the Company has no significant operations to sustain themselves. The above facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Comparison of fiscal 2005 and 2004

The Company had no sales for the nine months ended September 30, 2005 compared to $64,627 for the nine months ended September 30, 2004. The Company was unable to generate any new sales, and due to the lack of working capital the Company is unable to produce products for sale. The loss for the nine months ended September 30, 2005 was $698,315 compared to $195,130 for the nine months ended September 30, 2004, an increase of $503,185. Officers compensation for the nine months ended September 30, 2005 decreased by $50,000 as David Sackler, CEO of the Company waived six months compensation during the nine months ended November 30, 2005. Professional services, including consulting and legal expenses decreased by $3,088. Selling general and administrative expense increased by $20,561, the increase resulting from $59,168 in the current period for finance costs related to a $400,000 one year convertible note. Bad debt expense decreased by $23,000, and all other selling, general and administrative expenses decreased by $15,607.

Interest expense for the nine months ended November 30, 2005 was $535,084, and increase of $522,194. Included in this increase was $19,771 due to the additional debt of $400,000 taken on by the Company and recording from the preferential conversion feature of the notes interest expense of $500,000.

During the nine months ended September 30, 2005, the Company recorded a gain on forgiveness of debt from its vendors of $3,278, as the Company continues to settle old liabilities.

Liquidity and Capital Resources

As of November 30, 2005, the current liabilities exceeded the current assets by $1,480,451. The Company has primarily relied on the proceeds from working capital loans from third parties, affiliates, and shareholders to fund operations and the issuance of common stock in payment of certain consulting and professional services.

The Company raised $400,000 during the period ended November 30, 2005 through the issuance of a convertible note. The Company is currently exploring opportunities to acquire a new business or find a merger candidate. The Company has hired Sloan Securities Corp to advise on any acquisitions or mergers.

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
None

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders.
None

Item 5 - Other Information.
None

Item 6 - Exhibits and Reports on Form 8-K
a) Exhibits - Exhibit 31.1 &, 32.1 - Certification of Chief Executive Officer and Chief Financial Officer
b) Reports on Form 8-K
8-K dated April 22, 2005

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on December 29, 2005

Continental Beverage and Nutrition, Inc.,
By: /s/ David Sackler

David Sackler
Chief Executive Officer and Financial Officer