Form 10KSB
period 2006-02-28
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2006-07-03
CIK 1074075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended February 28, 2006.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission file number 0-30276

                    Continental Beverage and Nutrition, Inc.,
                 (Name of small business issuer in its charter)

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

                                 (516) 222-0100
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section12 (g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended February 28, 2006 is $ -0-. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of May 31, 2006 amounted to $137,607.

The number of shares outstanding of each of the registrant's classes of common stock as of May 31, 2006 was 25,252,423 shares.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED FEBRUARY 28, 2006
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I
Item 1.     Business                                                           3
Item 2.     Properties                                                         3
Item 3.     Legal Proceedings                                                  3
Item 4.     Submission of Matters to a Vote of Security Holders                3

Part II
Item .      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  4
Item 6.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    5-6
Item 7.     Financial Statements and Supplementary Data                        6
Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                             6
Item 8A.    Controls and Procedures                                            6
Item 8B.    Other Information                                                  6

Part III
Item 9.     Directors and Executive Officers of the Registrant               7-8
Item 10.    Executive Compensation                                            16
Item 11.    Security Ownership of Certain Beneficial
            Owners and Management                                             17
Item 12.    Certain Relationships and Related Transactions                    17
Item 13.    Principal Accounting Fees and Services                         17-18

Part IV
Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                            18-19
Signatures                                                                    19

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

Introduction

Adirondack Pure Springs Mt. Water Co., Inc. ("APSW") a New York corporation was organized on March 6, 1997. On January 5, 2004 Continental Beverage and Nutrition, Inc., (the "Company") was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value .0001. On the same day a plan of merger was agreed to between APSWs' majority shareholders and the Company to exchange one share of APSW common and preferred shares for one share of the Company's common and preferred shares respectively, which effectively made the Company the surviving company.

APSW's principal focus was to develop the primary water source, and extract, distribute, and contract private label natural water from its mountain stream and spring fed reservoir in both bulk and bottled forms in the Northeastern United States.

As of February 28, 2006, the Company had a working capital deficit of $1,547,036 and a stockholders' deficit of $1,532,476. In addition, the Company had no significant operations to sustain itself. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern. In fiscal 2006, with the Company not having significant operations to sustain itself, it is currently seeking a merger candidate.

The Company has executed and delivered a letter agreement (the "LA"), dated January 19, 2006, with US Modular, LLC ("USM"). The LA contemplates a business combination (the "Merger") between a yet to be formed subsidiary of the Company and USM, through either a share exchange or a merger. The consummation of the transaction contemplated by the LA is subject, among other things, approval of the members of USM and the Company completing a financing (the "Financing") with gross proceeds of $10 million. The Company and USM have agreed that Sloan Securities is their exclusive investment banker with respect to the Financing. After the transactions contemplated by the LA, the present shareholders of the Company would own approximately 5% of the combined entity, investors in the Financing would own 32% of the combined entity and present members of USM would own approximately 63% of the combined entity.


ITEM 2 DESCRIPTION OF PROPERTY

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

The following table sets forth the quarterly quotes of high and low bid prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 20056and 2005

Fiscal 2005                                         High              Low
---------------                                     ----              ---
May 31, 2005                                        $.10              $.05
August 31, 2005                                     $.06              $.04
November 30, 2005                                   $.06              $.02
February 28, 2006                                   $.06              $.01

Fiscal 2005
May 31, 2004                                        $.17              $.10
August 31, 2004                                     $.10              $.07
November 30, 2004                                   $.09              $.04
February 29, 2005                                   $.17              $.04

The source of this information for fiscal year 2006 and 2005 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

      (b)   Holders

As of February 28, 2006, there were approximately 200 stockholders of record of the Company's Common Stock including approximately 150 beneficial owners who held shares at broker/dealers in "street name"

      (c)   Dividends

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

      (d)   Recent Sales of Unregistered Securities.

In May, 2006, the Company issued 250,000 restricted shares of common stock to Cornell Capital Partners.

On April 22, 2005, 20,000 preferred shares were converted into 2,002,230 shares of restricted common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this Form 10KSB and in future filings by us with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects", or we expect," "will continue," is anticipated," "estimated," or we expect"," "will continue," "is anticipated," "estimated", or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Results of Operations

Comparison of fiscal 2006 and 2005

The Company had no sales for the year ended February 28, 2006 compared to $65,084 for the fiscal year ended February 28, 2005.The Company was unable to generate any new sales due to the lack of working capital. The loss for the year ended February 28, 2006 before interest expense and extraordinary items was $206,295 compared to $479,642 for the year ended February 28, 2005, a decrease of $273,347. The Company incurred a gross loss of $30,184 in the year ended February 28, 2005, with no comparable item for the year ended February 28, 2006 because of the lack of sales. Selling, general, and administrative expenses decreased by $66,905. Excluding financing fees of $83,543, selling general and administrative expenses decreased by $150,448, to $48,703, as the Company eliminated all but necessary expenses. In fiscal 2005 the Company incurred marketing expenses of $85,000. In fiscal 2006 the Company did not incur any marketing expenses. In fiscal 2006 office expenses and supplies decreased by approximately $26,000, travel decreased by approximately $17,000, and insurance including health insurance decreased by approximately $11,000. All other selling, general and administrative expenses decreased by approximately $11,000. Officer's compensation for the year ended February 28, 2006 was $25,000 compared to $100,000 for the year ended February 28,2005, a decrease of $75,000 as the officer of the Company waived his compensation for the nine months ended February 28, 2006. Professional fees decreased by $89,562 for the year ended February 28, 2006 from $150,307 to $60,745 as all prior consulting agreements expired.

Interest expense for the year ended February 28, 2006 was $547,975, and increase of $524,343. Included in this increase was $27,837 due to the additional debt of $400,000 taken on by the Company and recording from the preferential conversion feature of the notes interest expense of $500,000.

During the year ended February 28, 2006, the Company recorded a gain on forgiveness of debt from its vendors of $3,327, as the Company continues to settle old liabilities. For the year ended February 28, 2005 the Company recorded a gain on forgiveness of debt of $40,000.

Liquidity and Capital Resources

As of February 28, 2006, the current liabilities exceeded the current assets by approximately $1,547,036. The Company has primarily relied on the proceeds from working capital loans from third parties, affiliates, and shareholder to fund operations and the issuance of common stock in payment of certain consulting and professional services.

The Company raised $400,000 during the period ended February 28, 2006 through the issuance of a convertible note. The Company is currently exploring opportunities to acquire a new business or find a merger candidate. The Company has hired Sloan Securities Corp to advise on any acquisitions or mergers.

The Company has executed and delivered a letter agreement (the "LA"), dated January 19, 2006, with US Modular, LLC ("USM"). The LA contemplates a business combination (the "Merger") between a yet to be formed subsidiary of the Company and USM, through either a share exchange or a merger. The consummation of the transaction contemplated by the LA is subject, among other things, approval of the members of USM and the Company completing a financing (the "Financing") with gross proceeds of $10 million. The Company and USM have agreed that Sloan Securities is their exclusive investment banker with respect to the Financing. After the transactions contemplated by the LA, the present shareholders of the Company would own approximately 5% of the combined entity, investors in the Financing would own 32% of the combined entity and present members of USM would own approximately 63% of the combined entity.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures.


ITEM 7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT


      Set forth below is the name, age and business experience of the executive officer and director of the Company. All information is as of May 31, 2006.

      Name                   Age      Position
      ----                   ---      --------
      David Sackler          40       President, Chief Executive Officer
                                      Director

Director and Officer

David Sackler founded Adirondack in 1997. Mr. Sackler has overall responsibility for operations of the company, but will focus on marketing, sales and operations. Since 1997, he has been President, CEO and Chairman of the Board of Directors of Adirondack. From 1989 to date, Mr. Sackler has worked as an independent real estate broker and sales agent. From October 10, 1996 through May 1, 1997, he was President of Adirondack Mountain Spring Water Inc., which was created to develop spring water facilities at another location but ceased being an operating entity before the establishment of the Company because it could not locate a commercially viable source of water. During such period, he researched market trends and water company operations. Mr. Sackler currently devotes all the time required to effectuate a merger agreement.

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

ITEM 10 -EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by the Company for the three fiscal years ended February 28, 2006 to or on behalf of Company's president and the executive officers for services rendered in all capacities to whose total aggregate salary and bonus per annum exceeds or is equal to $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position      Year              Annual Compensation
---------------------------      ----              -------------------
                                             Salary(a)    Other Compensation (b)
                                             ------       ----------------------
David Sackler, President         2006       $ 25,000            $7,000
                                 2005       $100,000            $7,000
                                 2004       $100,000            $7,000


(a) The table above reflects the verbal employment agreement with David Sackler, our President and Chief executive Officer, for one year renewable term at a salary of $100,000 per year. Mr. Sackler has been accruing salary at the rate of $100,000 per year since May 1997. During the second quarter of fiscal 2006 the president, waived his rights for additional compensation for the remainder of the year.

(b)   Other consists of health insurance benefits.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to officers, directors and persons who are known by us to be beneficial owners of more than 5% of our common stock.

                                                       Number of Shares
Shareholder                                            Beneficially Owned             Percent of Class
-----------                                            ------------------             ----------------
David Sackler (1)
President, CEO, Chairman of
The Board of Directors                                  9,543,474                           37.8%

John Harrington (2)
401 South La Salle #201
Chicago, IL60605                                        1,500,000                            5.9%

Harry Sackler (3)                                       2,282,230                            9.0%

Eugene Stricker
42 Barret Road
Lawerence, NY 11599                                     1,292,342                           5.6%

Director and Officer as a group (1)                     9,543,474                          37.8%

(1) David Sackler, the president of Company, is the President and sole shareholder of CES Holding Corp. which holds 9,543,474 common shares of the Company.

(2)John Harrington, a shareholder of the Company is a principal shareholder in Pilot Capital, LLC which owns 500,000 shares and holds 1,000,000 shares in the name of John Harrington.

(3) Harry Sackler is the president and sole shareholder of CES Consulting Corp., and Ad-Mini-Stra Co., which owns 2,002,230 and 280,000 share of common stock respectively.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 31, 1998, the Company entered into an agreement with CES Consulting Corp., ("CES") of which Harry Sackler, father of David Sackler, president of the Company is president and sole shareholder. Pursuant to this agreement CES converted debt owed by the Company in the amount of $200,233 into Series A preferred stock. In the year ended February 28, 2006 the preferred shares were converted into 2,002,230 shares of the Company's common stock.

The Company had a consulting agreement with Ad-Mini-Stra Co., which the father of the president of the Company is the sole shareholder. During the fiscal year ended February 28, 2005, the Company issued 410,000 shares of common stock to Ad-Mini-Stra for consulting services valued at $34,850.

On March 25, 2004, the Company issued to John Harrington, a shareholder of the Company an option under its 1998 stock incentive to acquire 500,000 shares of common stock at an option price of $.10 per share. Mr. Harrington exercised his option with the Company receiving proceeds of $50,000.

ITEM 13 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended February 28, 2006 and 2005 by our auditors:

                                     2006             2005
                                     ----             ----

Audit Fees (1)                     $  16,000        $ 10,000
Non-Audit Fees:
Audit Related Fees(2)                   --                --
Tax Fees(3)                             --                --
All other Fees(4)                       --                --
                                    --------        --------
    Total Fees paid to Auditor    $   16,000        $ 10,000
                                    ========        ========

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

1.    Financial Statements

                                                                                 Page
                                                                                 ----
      Report of Independent Registered Public Accounting Firms                    14
      Balance Sheet as of February 28, 2006                                       15
      Statements of Operations for the years ended February 28, 2006 and 2005     16
      Statements of Changes in Stockholders' Deficit
      For the years ended February 28, 2006 and 2005                              17
      Statements of Cash Flows for the years ended February 28, 2006 and 2005     18
      Notes to Financial Statements                                               19-22

(b) Reports on Form 8-K:

      8-K dated January 19, 2006

(c) Exhibits.

Exhibit
Number                           Description
------                           -----------

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

Date: July 3, 2006                      By: /s/ David Sackler
                                            ------------------------------------
                                            David Sackler
                                            Chairman, Chief Executive Officer,
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                   TITLE                      DATE
         ---------                   -----                      ----


 /s/ David Sackler                   Director                 July 3, 2006
-----------------------------
        David Sackler

            REPRORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Continental Beverage and Nutrition, Inc.
Garden City, New York

We have audited the accompanying balance sheet of Continental Beverage and Nutrition, Inc. as of February 28, 2006 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two years ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Beverage and Nutrition, Inc. as of February 28, 2006, and the results of its operations and its cash flows for each of the two years ended February 28, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. During fiscal 2006, management has been actively seeking a merger candidate. Management's plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Linder & Linder
Linder & Linder
Certified Public Accountants
Dix Hills, New York
June 30, 2006

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2006

                                     ASSETS
                                     ------

Current Assets
   Due from related party                                           $    47,245
   Attorney's escrow                                                     25,881
   Due from officer                                                      52,115
                                                                    -----------

           Total Current Assets                                         125,241

Deferred financing costs                                                 13,957

Deposits                                                                    603
                                                                    -----------

           Total Assets                                             $   139,801
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 ----------------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                            $   163,773
   Accrued compensation                                                 728,770
   Debentures payable                                                    46,350
   Loans payable- affiliate                                              86,500
   Convertible note payable                                             400,000
   Loans payable-preferred stockholder                                  246,884
                                                                    -----------

           Total Current Liabilities                                  1,672,277
                                                                    -----------

Stockholders' Deficit
   Preferred Stock-Series A, par value $.0001
     authorized, 1,000,000 shares, issued and
     outstanding -0-shares
   Common Stock, par value $.0001
     authorized 100,000,000 shares, issued and
     outstanding 25,252,423 shares                                        2,515
   Paid in capital                                                    1,726,780
   Retained earnings (deficit)                                       (3,261,771)
                                                                    -----------
           Total Stockholders' Deficit                              (1,532,476)
                                                                    -----------

           Total Liabilities and Stockholders' Deficit              $   139,801
                                                                    ===========


See Accompanying Auditor's Report and Notes to Financial Statements

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                           2006             2005
                                                        ------------    ------------
Sales                                                   $         --    $     65,084
Cost of sales                                                     --          95,268
                                                        ------------    ------------

Gross Profit                                                      --         (30,184)
                                                        ------------    ------------

Other Costs
   Selling, general and administrative                       132,246         199,151
   Recovery of bad debt expense                              (11,696)             --
   Officers compensation                                      25,000         100,000
   Professional services                                      60,745         150,307
                                                        ------------    ------------

Total Other Costs                                            206,295         449,458
                                                        ------------    ------------

Net loss before other expenses and extraordinary item       (206,295)       (479,642)

Other Expenses
   Interest expense                                          547,975          23,632
                                                        ------------    ------------

Net loss before extraordinary item                          (754,270)       (503,274)

Extraordinary Item
   Gain on forgiveness of debt                                 3,327          40,000
                                                        ------------    ------------

Net Loss                                                $   (750,943)   $   (463,274)
                                                        ============    ============

Earnings per common share and earnings
   per common share assuming dilution
   From continuing operations                           $       (.03)   $       (.02)
   Extraordinary item                                            .00             .00
                                                        ------------    ------------

   Net  (loss) per common share                         $       (.03)   $       (.02)
                                                        ============    ============

Weighted average common shares
outstanding                                               24,961,688      23,040,193
                                                        ============    ============


See Accompanying Auditors' Report and Notes to Financial Statements.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                     Shares                Amount               Paid in        Retained Earnings      Subscription
                              Preferred   Common    Preferred     Common        Capital           (Deficit)            Receivable
                              ---------   ------    ---------     ------        -------           ---------            ----------
Balance February 29, 2004       20,000  21,085,193   $   2     $  2,098       $1,120,935          $(2,047,554)         $ (123,590)

Subscription receivable
   transferred
   to paid in capital                                                           (123,590)                                 123,590

Issuance of stock
   for services              1,665,000                              166          179,684

Shares issued under stock
   incentive program                       500,000                   50           49,950

Net loss                                                                                             (463,274)
                           ------------------------------------------------------------------------------------------------------

Balance February 28, 2005       20,000  23,250,193       2        2,314        1,226,979           (2,510,828)                 --

Conversion of preferred
   shares into common
   shares                      (20,000)  2,002,230      (2)         201             (199)

Preferential conversion
   feature
   of debt instrument                                                            500,000

Net loss                                                                                             (750,943)
                           ------------------------------------------------------------------------------------------------------

Balance February 28, 2006           --  25,252,423     $--       $2,515       $1,726,780          $(3,261,771)                $--
                           ======================================================================================================


See Accompanying Auditors' Report and Notes to Financial Statements.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                           2006          2005
                                                         ---------    ---------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                               $(750,943)   $(463,274)
Adjustments to reconcile net (loss) to net
   cash flows (used for) operating activities:
           Stock issued for services                            --      179,850
           Depreciation and amortization                        --        2,450
           Amortization of prepaid expenses                 32,645       34,555
           Amortization of deferred financing costs         83,543           --
           Interest expense-convertible debt beneficial
              Conversion feature                           500,000           --
Changes in:
           Accounts receivable                              44,079      (44,079)
           Attorney's escrow                               (25,881)          --
           Accrued compensation                             25,000      100,000
           Accounts payable and accrued expenses           (56,207)      32,355
                                                         ---------    ---------

Cash flows (used for) operating activities                (147,764)    (158,243)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loan officer                                               (31,908)     (20,207)
Due from related party                                     (44,828)       3,950
Loan receivable                                                 --       10,000
                                                         ---------    ---------

Cash flows (used for) investing activities                 (76,736)      (6,257)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable                     400,000           --
Deferred financing costs                                   (97,500)          --
Loan payable - affiliate                                   (78,000)     114,500
Issuance of common stock                                        --       50,000
                                                         ---------    ---------

Cash flows provided by financing activities                224,500       46,991
                                                         ---------    ---------

Net increase (decrease) in cash                                 --           --

Cash balances
           Beginning of year                                    --           --
                                                         ---------    ---------

           End of year                                   $      --    $      --
                                                         =========    =========


See Accompanying Auditors' Report and Notes to Financial Statements.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Adirondack Pure Springs Mt. Water Co., Inc., a New York corporation, ("Adirondack") was organized on March 6, 1997 to extract, distribute and bottle natural mountain and spring water. On January 5, 2004 Continental Beverage and Nutrition, Inc. was formed in Delaware with 101,000,000 shares authorized, 1,000,000 preferred shares, par value $.0001 and 100,000,000 common shares par value $.0001. On the same day, a plan of merger was agreed to between Adirondack's majority shareholders and Continental Beverage and Nutrition, Inc. (the "Company") to exchange one share of Adirondack's common and preferred shares for equivalent shares of the Company with the Company being the surviving company. The business focused on still water and the value added water beverage segments of the bottled water market.

In fiscal 2006, the Company has no significant operations to sustain itself and is currently seeking a merger candidate (see note 8).

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


NOTE 3 - LOANS PAYABLE

Debentures Payable

The Company has debentures outstanding of $46,350 which were issued in 2000. The notes were for a period of 3 years with interest at 10% per annum, payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. Interest expense for the year ended February 28, 2006 and 2005 was $6,952. The accrued interest to as of February 28, 2006, including additional default interest of 5%, is $41,512, and is included in accounts payable and accrued expenses.

Loan Payable Affiliate

A shareholder of the Company provided working capital to an affiliated company, whose president is the president of the Company. Such advances were inadvertently deposited by the Company. At February 28, 2006, such advances are due to the affiliate and are non interest bearing.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

Loan Payable - Preferred Stockholder

The preferred stockholder is a consultant to the Company and has provided the Company working capital advances. The advances bear interest at 5% per annum. Interest expense for the years ended February 28, 2006 and 2005 was $12,344. At February 28, 2006 the Company owed the preferred shareholder $246,884, plus accrued interest of $32,032, which is included in accounts payable and accrued expenses.

Convertible Note Payable

On April 22, 2005, Cornell Capital Partners, L.P.("CCP") loaned the Company $400,000 pursuant to which the Company issued to CCP its 8% Senior Secured Convertible Promissory Note ("Note"). The principal amount of the Note is $400,000 which bears interest at 8% per annum matured on April 1, 2006. In May, 2006, the Company and CCP verbally agreed to extend the maturity date to the completion of the merger. In consideration for the extention, the Company issued 250,000 shares of restricted common stock. The Note is secured by a general first priority lien on all assets of the Company. The Note is convertible into common stock of the Company at a conversion rate of $.01 per share, which rate is decreased to $.001 per share if the Company has not entered into a definitive merger agreement by October 1, 2005. The note has been amended as to the conversion ratio. The conversion ratio of $.01 per share has been extended to January 1, 2006 and after that date the price shall be reduced to $.005 per share.

The Company has recorded a benefit derived from the preferential conversion feature as additional interest expense of $500,000 in the current period which is offset by recording the same amount as an addition to paid in capital.

In addition, the Note requires that the loan payable and accrued interest payable to the preferred stockholder, accrued compensation, and loan payable affiliate be converted into shares of the Company's common stock upon the occurrence of certain events defined in the note agreement.


NOTE 4 - INCOME TAXES

There is no provision for federal or state income taxes for the years ended February 28, 2006 and 2005 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at February 28, 2006 and 2005 consist of the following:

The components of deferred taxes are as follows:

                                                      2006              2005
                                                   -----------      -----------
Deferred tax assets
           Deferred compensation                   $   291,500      $   271,500
           Net operating loss carryover                798,700          522,500
           Valuation allowance                      (1,090,200)        (794,000)
                                                   -----------      -----------

Total deferred tax assets                          $        --      $        --
                                                   -----------      -----------

The Company has net operating loss carryovers of approximately $1,835,000 to offset future taxable income. The carryover losses expire through 2026. The Company has offset the deferred tax asset by a valuation allowance of $1,090,200, since it cannot be determined more likely than not whether the Company will be able to utilize such deferred tax assets.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK TRANSACTIONS

Preferred Stock Conversion

Pursuant to the terms of the Convertible Note (see Note 3), 20,000 shares of preferred stock have been converted into 2,002,230 restricted shares of the Company's common stock.

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


NOTE 6 - COMMITMENTS

Leases

The Company has entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The month to month agreement is with an affiliate that has a three year lease with the building owner which expires on October 31, 2007. For the years ended February 28, 2006 and 2005, rent expense amounted to $10,865 and $15,001, respectively.

Employment Contract

The Company has entered into a verbal employment agreement with its president and chief executive officer at an annual salary of $100,000 for an initial term of five years ending December 31, 2003. The agreement is renewable annually thereafter, at the same terms. At February 28, 2006, the accrued compensation is $728,770. The Company has not accrued interest on this amount. During the second quarter of fiscal 2006, the officer waived his rights for additional compensation for the remainder of the year.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Ad-Mini-Stra Co., which expired in July 2005, where the father of the chief executive officer and financial officer of the Company is the sole shareholder of Ad-Mini-Stra Co. The expense was prepaid and amortized over the term of the agreement. Consulting expense for fiscal 2006 and 2005 was $14,520 and $34,200, respectively.

The Company had a dispute with a former landlord that put a lien on the Company's bank account. While the dispute is being settled, the Company's transactions passed through an affiliated corporation 100% owned by the CEO and chairman of the board. At February 28, 2006, the balance owed to the affiliated company amounted to $187.

The Company has made working capital advances of $47,058 to an affiliated entity owned by the president of the Company. The advances are non interest bearing and have no term for repayment.

The Company has made advances of $52,115 to David Sackler, chief executive officer and financial officer of the Company. The advances are non interest bearing and have no term for repayment.

                    CONTINENTAL BEVERAGE AND NUTRITION, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

As of February 28, 2006, the Company had a working capital deficit of $1,547,036 and a stockholders' deficit of $1,532,476. In addition, the Company has no significant operations to sustain itself. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company raised $400,000 during the period ended February 28, 2006 through the issuance of a convertible note. The Company is currently exploring opportunities to acquire a new business or find a merger candidate. The Company has hired Sloan Securities Corp to advise on any acquisitions or mergers.

The Company has executed and delivered a letter agreement (the "LA"), dated January 19, 2006, with US Modular, LLC ("USM"). The LA contemplates a business combination (the "Merger") between a yet to be formed subsidiary of the Company and USM, through either a share exchange or a merger. The consummation of the transaction contemplated by the LA is subject, among other things, approval of the members of USM and the Company completing a financing (the "Financing") with gross proceeds of $10 million. The Company and USM have agreed that Sloan Securities is their exclusive investment banker with respect to the Financing. After the transactions contemplated by the LA, the present shareholders of the Company would own approximately 5% of the combined entity, investors in the Financing would own 32% of the combined entity and present members of USM would own approximately 63% of the combined entity.