Form 10QSB
period 2006-08-31
CONTINENTAL BEVERAGE & NUTRITION, INC.
filed 2006-11-21
CIK 1074075

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

As of August 31, 2006, 25,752,423 shares of common stock were outstanding.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
FORM 10 -QSB
QUARTER ENDED AUGUST 31, 2006

TABLE OF CONTENTS

		PAGE

Part I - Financial Information

Item 1	- Financial Statements.

	- Balance Sheet as of August 31, 2006.	3

	- Statements of Operations for the three and six months ended August 31, 2006 and 2005.	4

	- Statements of Cash Flows for the six months ended August 31, 2006 and 2005.	5

	- Notes to Financial Statements.	6-9

Item 2	- Management’s Discussion and Analysis Or Plan of Operations.	9

Part II - Other Information

Item 1	- Legal Proceedings.	10

Item 2	- Changes in Securities and Use of Proceeds.	10

Item 3	- Default upon Senior Securities.	10

Item 4	- Submission of Matters to a Vote of Security Holders.	11

Item 5	- Other Information.	11

Item 6	- Exhibits and Reports on Form 8-K.	11

Signatures		12

CONTINENTAL BEVERAGE AND NUTRITION, INC.
BALANCE SHEET
AS OF August 31, 2006

ASSETS

Current Assets
Due from related parties	$21,898
Cash-Attorney’s escrow	25,881
Due from officer	52,115

Total Current Assets	99,894

Deposits	603

Total Assets	$100,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$170,154
Accrued compensation	728,770
Debentures payable	46,350
Loans payable - affiliate	86,500
Convertible note payable	400,000
Loans payable-preferred stockholder	246,884

Total Current Liabilities	1,678,658

Stockholders’ Deficit
Preferred Stock-Series A, par value $.0001
Authorized, 1,000,000 shares, issued and
Outstanding -0- shares	-
Common Stock, par value $.0001
Authorized 100,000,000 shares, issued and
Outstanding 25,752,423 shares	2,575
Paid in capital	1,731,720
Retained earnings (deficit)	(3,312,456)
Total Stockholders’ Deficit	(1,578,161)

Total Liabilities and Stockholders’ Deficit	$100,497

CONTINENTAL BEVERAGE AND NUTRITION, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31,2006 AND 2005

	Six Months		Three Months
	2006	2005	2006	2005
Operating expenses
Selling, general and administrative	$19,003	$69,753	$3,111	$17,846
Officer’s compensation	-	25,000	-	-
Professional services	5,900	39,145	2,500	12,308

Total operating expenses	24,903	133,898	5,611	30,154
Loss before other expenses	(24,903)	(133,898)	(5,611)	(30,154)

Other (Expense)
Interest expense	(25,781)	(522,194)	(12,891)	(12,891)

Net Loss	$(50,684)	$(656,092)	$(18,502)	$(43,045)

Earnings per common share and earnings
per common share assuming dilution
Net (loss) per common share	$(.00)	$(.03)	$(.00)	$(.00)

Weighted average common shares
outstanding	25,386,934	24,675,693	25,502,423	25,252,423

CONTINENTAL BEVERAGE AND NUTRITION, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(50,684)	$(656,902)
Adjustments to reconcile net (loss) to net
cash flows from operating activities
Amortization of prepaid expenses	-	26,985
Amortization of deferred financing costs	13,957	34,793
Interest expense-convertible debt beneficial
conversion feature	-	500,000
Common stock issued for financing fees	5,000	-
Changes in:
Accounts and other receivables	-	44,079
Cash-Attorney’s escrow	-	(25,881)
Accrued compensation	-	25,000
Accounts payable and accrued expenses	6,381	(97,288)
Cash flows (used for) operating activities	(25,346)	(122,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from Officer		(9,200)
Due from related party	25,346	(65,996)
Cash flows (used for) investing activities	25,346	(75,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable		400,000
Deferred financing costs		(97,500)
Repayment of loans payable -other		(113,500)
Proceeds of loans payable -other		35,500
Cash flows provided by financing activities		224,500

Net increase (decrease) in cash	-	-

Cash balances
Beginning of year	-	-
End of year	$-	$-

SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES

Non cash transactions:
	2006	2005
Beneficial conversion feature of Convertible debt added to additional paid in capital		$500,000

Common stock issued as additional financing fees to extend maturity if convertible debt	$5,000

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

The results of operations for the six months ended August 31, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2007.

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

NOTE 3 - LOANS PAYABLE

Debentures Payable

The Company has debentures outstanding of $46,350 which were issued in 2000. The notes were for a period of 3 years with interest at 10% per annum, payable semiannually. The Company has not paid the interest on these notes and considers itself in technical default. No note holder has started an action against the Company at this time. The notes and accrued interest are convertible in common stock by the note holder at the rate of $.20 of outstanding liabilities for one share of common stock. Interest expense for the six months ended August 31, 2006 and 2005 was $3,476. The accrued interest to as of August 31, 2006, including additional default interest of 5%, is $44,988, and is included in accounts payable and accrued expenses.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LOANS PAYABLE (continued)

Loan Payable Affiliate

A shareholder of the Company provided working capital to an affiliated company, whose president is the president of the Company. Such advances were inadvertently deposited by the Company. At August 31, 2006, such advances are due on demand and are non interest bearing.

Loan Payable - Stockholder

The stockholder is a consultant to the Company and has provided the Company working capital advances. The advances bear interest at 5% per annum. Interest expense for the six months ended August 31, 2006 and 2005 was $6,172. At August 31, 2006 the Company owed the shareholder $246,884, plus accrued interest of $38,206, which is included in accounts payable and accrued expenses.

Convertible Note Payable

On April 22, 2005, Cornell Capital Partners, L.P.("CCP") loaned the Company $400,000 pursuant to which the Company issued to CCP its 8% Senior Secured Convertible Promissory Note ("Note"). The principal amount of the Note is $400,000 which bears interest at 8% per annum matured on April 1, 2006. In May and August, 2006, the Company and CCP verbally agreed to extend the maturity date to the completion of the merger. In consideration for each extension, the Company issued 250,000 shares of restricted common stock. The Note is secured by a general first priority lien on all assets of the Company. The Note is convertible into common stock of the Company at a conversion rate of $.01 per share, which rate is decreased to $.001 per share if the Company has not entered into a definitive merger agreement by October 1, 2005. The note has been amended as to the conversion ratio. The conversion ratio of $.01 per share has been extended to January 1, 2006 and after that date the price shall be reduced to $.005 per share.

In addition, the Note requires that the loan payable and accrued interest payable to the preferred stockholder, accrued compensation, and loan payable affiliate be converted into shares of the Company's common stock upon the occurrence of certain events defined in the note agreement.

NOTE 4 - INCOME TAXES

There is no provision for federal or state income taxes for the six months ended August 31, 2006 and 2005 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carry forward operating losses. Deferred tax assets at August 31, 2006 and 2005 consist of the following:
	2006	2005

Deferred tax assets
Deferred compensation	$291,500	$291,500
Net operating loss carryover	1,000,000	798,700
Valuation allowance	(1,291,500)	(1,090,200)
Total deferred tax assets	$—	$—

The Company has net operating loss carryovers of approximately $2,500,000 to offset future taxable income. The carryover losses expire through 2026. The Company has offset the deferred tax asset by a valuation allowance of $1,291,500 since it cannot be determined more likely than not whether the Company will be able to utilize such deferred tax assets.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK TRANSACTIONS

On May 24, 2006 and on August 31, 2006, the Company issued a total of 500,000 shares of restricted common stock to Cornell Capital Partners, L.P., as consideration for extending the maturity date of the Note to the consummation of a merger or acquisition. The consideration has been valued at $5,000, the fair market value of the stock on the dates of issue.

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

NOTE 6 - COMMITMENTS

Leases

The Company entered into a month-to-month agreement for approximately 500 square feet of office space at 100 Quentin Roosevelt Blvd. Suite 403, Garden City, NY 11530 for approximately $1,000 per month. The Company is being reimbursed by a related party which is sharing the premises. The month to month agreement is with an affiliate that has a three year lease with the building owner which expires on October 31, 2007. For the six months ended August 31, 2006 and 2005, rent expense amounted to $-0- and $4,276, respectively.

Employment Contract

The Company has entered into a verbal employment agreement with its president and chief executive officer at an annual salary of $100,000 for an initial term of five years ending December 31, 2003. The agreement is renewable annually thereafter, at the same terms. At August 31, 2006, the accrued compensation is $728,770. The Company has not accrued interest on this amount. During the second quarter of fiscal 2005, the officer waived his rights for additional compensation .

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with Ad-Mini-Stra Co., which expired in July 2005, where the father of the chief executive officer and financial officer of the Company is the sole shareholder of Ad-Mini-Stra Co. The expense was prepaid and amortized over the term of the agreement. Consulting expense for the six months ended August 31, 2006 and 2005 was $ 0 and $10,000, respectively.

The Company does not have its own bank account and all transactions are passed through an affiliated corporation 100% owned by the CEO and chairman of the board. At August 31, 2006, the balance owed to the affiliated company amounted to $93.

The Company has made working capital advances of $21,806 to an affiliated entity owned by the president of the Company. The advances are non interest bearing and have no term for repayment.

The Company has made advances of $52,115 to David Sackler, chief executive officer and financial officer of the Company. The advances are non interest bearing and have no term for repayment.

CONTINENTAL BEVERAGE AND NUTRITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

As of August 31, 2006, the Company had a working capital deficit of $1,578,764 and a stockholders' deficit of $1,578,161. In addition, the Company has no significant operations to sustain itself. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
Comparison of fiscal 2006 and 2005

The Company had no sales during the six months ended August 31, 2006 and 2005. The Company was unable to generate any new sales, and due to the lack of working capital the Company is unable to produce products for sale. The loss for the six months ended August 31, 2006 was $50,684 compared to $656,902 for the six months ended August 31, 2005, a decrease of $605,408. Officer’s compensation for the six months ended August 31, 2006 decreased by $25,000 as David Sackler, CEO of the Company waived all future compensation during the three months period ended May 31, 2005. Professional services, including consulting and legal expenses decreased by $33,245. Selling general and administrative expense decreased by $50,750, the decrease resulting from an elimination of all expenses except for the cost necessary to file its quarterly reports and amortization of the remaining deferred financing costs.

Interest expense for the six months ended August 31, 2006 was $25,781, a decrease of $496,413. Included in the six months ended August 31, 2005 was interest expense of $500,000 due the preferential conversion feature included in the debt of $400,000 taken on by the Company..

Liquidity and Capital Resources

As of August 31, 2006, the current liabilities exceeded the current assets by $1,578,764. The Company has primarily relied on the proceeds from working capital loans from third parties, affiliates, and shareholders to fund operations and the issuance of common stock in payment of certain consulting and professional services.

The Company raised $400,000 in fiscal 2006, through the issuance of a convertible note. The Company is currently exploring opportunities to acquire a new business or find a merger partner. The Company hired Sloan Securities Corp to advise on any acquisition or merger.

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

Controls and Procedures

ITEM 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

Item 5 - Other Information.
None

Item 6 - Exhibits and Reports on Form 8-K
a) Exhibits - Exhibit 31.1 &, 32.1 - Certification of Chief Executive Officer and Chief Financial Officer

b) Reports on Form 8-K
8-K dated January 19, 2006

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on November 20, 2006

Continental Beverage and Nutrition, Inc.,

By: /s/ David Sackler
David Sackler
Chief Executive Officer and Financial Officer